Form 10-Q
period 2019-03-31
CYREN Ltd.
filed 2019-05-15
CIK 1084577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value ILS 0.15 per share	CYRN	Nasdaq Capital Market

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 54,465,357 ordinary shares as of April 30, 2019.

CYREN LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

($USD in thousands, except share and per share amounts)

(Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,444	$17,571
Trade receivables (net of allowances for doubtful accounts of $20 as of March 31, 2019 and December 31, 2018)	3,024	3,658
Deferred commissions	909	887
Prepaid expenses and other receivables	1,472	778

Total current assets	17,849	22,894

LONG-TERM ASSETS:
Long-term deferred commissions	1,783	1,880
Long-term restricted lease deposits	812	821
Operating lease right-of-use assets	9,675	-
Severance pay fund	541	503
Property and equipment, net	4,692	4,608
Intangible assets, net	8,554	8,802
Goodwill	20,262	20,519

Total long-term assets	46,319	37,133

Total assets	$64,168	$60,027

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,270	$1,668
Employees and payroll accruals	3,375	3,959
Accrued expenses and other liabilities	1,343	910
Operating lease liabilities	1,277	-
Earn-out consideration	-	2,926
Deferred revenues	5,498	5,773

Total current liabilities	12,763	15,236

LONG-TERM LIABILITIES:
Deferred revenues	3,242	503
Convertible notes	10,000	10,000
Long-term operating lease liabilities	8,724	-
Deferred tax liability	1,045	1,130
Accrued severance pay	677	598
Other liabilities	347	700

Total long-term liabilities	24,035	12,931

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares nominal value ILS 0.15 par value -
Authorized: 75,353,340 shares at March 31, 2019 (Unaudited) and December 31, 2018; Issued: 54,405,881 shares at March 31, 2019 (Unaudited) and December 31, 2018; Outstanding: 54,260,357 and 54,057,208 shares at March 31, 2019 (Unaudited) and December 31, 2018, respectively	2,097	2,097
Additional paid-in capital	245,527	245,570
Treasury shares at cost – 145,524 and 348,673 Ordinary shares at March 31, 2019 (Unaudited) and December 31, 2018, respectively	(416)	(998)
Accumulated other comprehensive loss	(2,038)	(1,666)
Accumulated deficit	(217,800)	(213,143)

Total shareholders’ equity	27,370	31,860

Total liabilities and shareholders’ equity	$64,168	$60,027

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2019	2018
	Unaudited

Revenues	$9,655	$7,636
Cost of revenues	4,000	3,382

Gross profit	5,655	4,254

Operating expenses:

Research and development, net	4,177	3,355
Sales and marketing	3,856	4,145
General and administrative	2,432	2,038

Total operating expenses	10,465	9,538

Operating loss	(4,810)	(5,284)

Other income (loss), net	248	(2)
Financial expenses, net	(53)	4

Loss before taxes on income	(4,615)	(5,282)
Tax benefit	39	46

Loss	$(4,576)	$(5,236)

Basic and diluted loss per share	$(0.08)	$(0.10)

Weighted average number of shares used in computing basic loss per share	54,177	53,381

Weighted average numbers of shares used in computing diluted loss per share	54,177	53,381

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2019	2018
	Unaudited

Loss	$(4,576)	$(5,236)

Other comprehensive income (loss):

Foreign currency translation adjustments	(372)	374

Comprehensive loss	$(4,948)	$(4,862)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($USD in thousands, except share and per share amounts)

(Unaudited)

	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2017	53,375,854	2,097	244,609	(3,312)	(1,195)	(195,098)	47,101
Issuance of treasury shares upon exercise of options and vesting of restricted share units	11,686	-	(7)	43	-	(17)	19
Stock-based compensation related to employees, directors and consultants	-	-	323	-	-	-	323
Other comprehensive loss					374		374
Cumulative effect of accounting change	-	-	-	-	-	1,811	1,811
Loss	-	-	-	-	-	(5,236)	(5,236)
Balance as of March 31, 2018 (Unaudited)	53,387,540	$2,097	$244,925	$(3,269)	$(821)	$(198,540)	$44,392

	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2018	54,057,208	2,097	245,570	(998)	(1,666)	(213,143)	31,860
Issuance of treasury shares upon exercise of options and vesting of restricted share units	203,149	-	(312)	582	-	(81)	189
Stock-based compensation related to employees, directors and consultants	-	-	269	-	-	-	269
Other comprehensive loss					(372)		(372)
Loss	-					(4,576)	(4,576)
Balance as of March 31, 2019 (Unaudited)	54,260,357	$2,097	$245,527	$(416)	$(2,038)	$(217,800)	$27,370

(*)	Relates to foreign currency translation adjustments.

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2019	2018
	Unaudited
Cash flows from operating activities:

Loss	$(4,576)	$(5,236)
Adjustments to reconcile loss to net cash used in operating activities:
Loss on disposal of property and equipment	1	-
Depreciation	461	455
Stock-based compensation	269	323
Amortization of intangible assets	966	1,009
Amortization of deferred commissions	(332)	242
Amortization of operating lease right-of-use assets	351	-
Interest on convertible notes	140	-
Other expenses (income) related to the earn-out consideration	(256)	27
Deferred taxes, net	(69)	(47)

Changes in assets and liabilities:

Trade receivables	678	587
Prepaid expenses and other receivables	(738)	(659)
Deferred commissions	407	(359)
Change in long-term lease deposits	20	(3)
Trade payables	(405)	(39)
Employees and payroll accruals, accrued expenses and other liabilities	(274)	(252)
Deferred revenues	2,463	(509)
Accrued severance pay, net	41	8
Operating lease liabilities	(365)	-
Other long-term liabilities	(111)	61

Net cash used in operating activities	(1,329)	(4,392)

Cash flows from investing activities:

Capitalization of technology, net of grants received	(627)	(662)
Purchase of property and equipment	(544)	(822)

Net cash used in investing activities	(1,171)	(1,484)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2019	2018
	Unaudited
Cash flows from financing activities:

Payment of earn-out consideration	(2,680)	-
Proceeds from options exercised	189	19

Net cash provided by (used in) financing activities	(2,491)	19

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(126)	36

(Decrease) in cash, cash equivalents and restricted cash	(5,117)	(5,821)
Cash, cash equivalents and restricted cash at the beginning of the period	18,156	24,228

Cash, cash equivalents and restricted cash at the end of the period	$13,039	$18,407

Supplemental disclosure of non-cash transactions:

Purchase of property and equipment by credit	$(7)	$(17)

Net change in accrued payroll expenses related to capitalization of technology	$(143)	$(230)

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flow:

Cash and cash equivalents	$12,444	$17,940
Restricted cash included in long-term restricted lease deposits	595	467

Total cash, cash equivalents and restricted cash	$13,039	$18,407

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 1:-	GENERAL

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

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Interim Financial Statements

The accompanying consolidated balance sheet as of March 31, 2019, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, as well as the statement of changes in shareholders’ equity for the three months ended March 31, 2019, are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2019, as well as its results of operations and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for other interim periods or for future years.

b.	Over the past several years, the Company has devoted substantially most of its effort to research and development, product development and increasing revenues through additional investments in sales & marketing. The Company generated a loss of 4,576 and negative cash flow of 1,329 from operating activities in the three month period ended March 31, 2019, and has an accumulated deficit of 217,800 as of March 31, 2019. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required. Accordingly, the Company’s Board approved a contingency plan, to be effected if needed, in whole or in part, at its discretion, to allow the Company to continue its operations and meet its cash obligations. The contingency plan consists of cost reduction, which include mainly the following steps: reduction in consultants’ expenses, headcount, compensation paid to key management personnel and capital expenditures. The Company and the Board believe that its existing capital resources and other future measures that may be implemented, if so required, will be adequate to satisfy its expected liquidity requirements for at least twelve months from the filing date.

c.	Significant accounting policies

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019.

Other than the change described below, there have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 that have had a material impact on the unaudited interim consolidated financial statements and related notes.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

d.	Use of estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to fair value and useful lives of intangible assets, fair value of earn-out liabilities, valuation allowance on deferred tax assets, income tax uncertainties, fair values of stock-based awards, other contingent liabilities and estimates used in applying the revenue recognition policy. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

e.	Recently issued and adopted pronouncements:

In June 2018, the FASB issued ASU No. 2018-07, ”Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes stock-based payments to employees) to include stock-based payments issued to nonemployees for goods or services. Consequently, the accounting for stock-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Adoption of this standard had an immaterial impact on the Company’s consolidated financial statements.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases” and requires lessees, to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In July 2018, the FASB also issued ASU 2018-11, Targeted Improvements to Topic 842, which provides an alternative transition method at the transition date, allowing entities to recognize a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The guidance is effective for the interim and annual periods beginning on or after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2016-02 as of January 1, 2019.

f.	New accounting pronouncements not yet adopted:

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

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.	Leases:

The Company adopted the new standard as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. The Company has elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard which does not require it to reassess the prior conclusions about lease identification, lease classification and initial direct costs.

In addition, the Company has elected the short-term lease exception for leases with a term of 12 months or less. As part of this election it will not recognize right-of-use assets and lease liabilities on the balance sheet for leases with terms less than 12 months. The Company also elected the practical expedient to not separate lease and non-lease components for all our leases. This will result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability being greater than if the policy election was not applied.

Some leases include one or more options to extend the lease. The exercise of options to extend the lease is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are included in our right of use assets and lease liabilities as they are reasonably certain of exercise. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. Lease modifications result in remeasurement of the lease liability.

The right-of-use asset and lease liability are initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate based on the information available at the date of adoption in determining the present value of the lease payments.

Some of the real estate leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease adoption. Additional payments based on the change in an index or rate are recorded as a period expense when incurred.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.	Leases:

The Company has various operating leases for office space, vehicles that expire through 2030. Below is a summary of our operating right-of-use assets and operating lease liabilities as of March 31, 2019:

Operating lease right-of-use assets	$9,675

Operating lease liabilities, current	$1,277
Operating lease liabilities long-term	8,724

Total operating lease liabilities	$10,001

The short term lease liabilities is included within accrued expenses and other short term liabilities in the consolidated balance sheet.

Minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2019, are as follows:

Year ended December 31,
2019	$1,403
2020	1,854
2021	1,752
2022	1,207
2023	1,055
Thereafter	4,298

Total undiscounted lease payments	$11,569

Less: Interest	1,568

Present value of lease liabilities	10,001

Premises rent expense was $467 and $441 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the Company had an additional operating lease that had not yet commenced in the amount of $3,675. This operating lease will commence in the first quarter of 2020 with a lease term through 2029.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2019:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	3.5

Weighted average discount rate	4.16%

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 3:-	COMMITMENTS AND CONTINGENCIES

a.	Cyren Ltd., which was incorporated in Israel, partially financed its research and development expenditures under programs sponsored by the Israel Innovation Authority (“IIA”) for the support of certain research and development activities conducted in Israel.

In connection with specific research and development, the Company received $3,699 of participation payments from the IIA through March 31, 2019. In return for the IIA’s participation in this program, the Company is committed to pay royalties at a rate of 3.5% of the program’s developed product sales, up to 100% of the amount of grants received plus interest at annual LIBOR rate. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties paid or accrued, totaled $2,834 and $2,734 as of March 31, 2019 and December 31, 2018 respectively.

b.	Litigations:

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

In February 2019, the parties have signed a settlement agreement to resolve all pending claims, and on February 28, 2019 the Company paid $2,680 to settle the earn-out consideration in full. The total amount paid to resolve all claims was $256 less than the accrued liability, which generated “other income” as reflected in the consolidated statement of operations for the period ending March 31, 2019.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 3:-	COMMITMENTS AND CONTINGENCIES (Cont.)

ii.	On June 28, 2017 a vendor filed a Statement of Claim in the Tel Aviv District Court (the “SOC”). According to the vendor’s SOC, the Company entered into an agreement with the vendor for receipt of services, based on a database developed by the vendor. In September 2015, the Company terminated the agreement with the vendor, effective as of December 31, 2015. The vendor claims that the Company continues to make use of the vendor’s database post termination, thus breaching the agreement, infringing on the vendor’s rights and commercial secrets, and being unjustly enriched.

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

NOTE 4:-	ShareHOLDERS’ EQUITY

a.	General:

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

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 4:-	SHAREHOLDERS’ EQUITY (Cont.)

c.	Equity Incentive Plan:

In 1996, the Company adopted the 1996 CSI Share Option Plan for granting options to its U.S. employees and consultants to purchase ordinary shares of the Company, which was replaced in 2006 by the 2006 U.S. Share Option Plan. Until 1999, the Company issued options to purchase ordinary shares to its Israeli employees pursuant to individual agreements. In 1999, the Company approved the 1999 Section 3(i) stock option plan for its Israeli employees and consultants, (which was amended in 2003 and renamed the “Amended and Restated Israeli Share Option Plan”). On December 22, 2016, the Company’s shareholders approved a new stock option plan - the 2016 Equity Incentive Plan (the “Equity Incentive Plan”). This plan, along with its respective Israeli appendix, has replaced all existing employee and consultants stock option plans which have terminated.

The Equity Incentive Plan allows for the issuance of Restricted Share Units (“RSUs”), as well as options. The options and RSUs generally vest over a period of four years. Options granted under the Equity Incentive Plan generally expire after six years from the date of grant. Options and RSUs cease vesting upon termination of the optionee’s employment or other relationship with the Company. The per share exercise price for options shall be no less than 100% of the fair market value per ordinary share on the date of grant. Any options and RSUs that are canceled or not exercised within the option term become available for future grant.

As of March 31, 2019, an aggregate of 1,260,498 ordinary shares of the Company are still available for future grant under the Equity Incentive Plan.

d.	Non-Employee Directors stock option plan:

In 1999, the Company adopted the 1999 Directors Share Option Plan, and in 2008 shareholders approved an extension of the term of this plan through July 13, 2019. On December 15, 2006, the plan was extended through 2016. On December 22, 2016, the Company’s shareholders approved a new stock option plan - the 2016 Non-Employee Director Equity Incentive Plan (the “Non-Employee Director Plan”). This plan, along with its respective Israeli appendix, has replaced all existing Directors stock option plans which have terminated.

The Non-Employee Director Plan allows for the issuance of Restricted Share Units (“RSUs”), as well as options. Each option and RSU granted under the Non-Employee Plan generally vests over a period of four years. Each option has an exercise price equal to the fair market value of the ordinary shares on the grant date of such option. Options granted under the Non-Employee Director Plan generally expire after six years from the date of grant. Options and RSUs cease vesting upon termination of the relationship with the Company.

As of March 31, 2019, an aggregate of 170,214 ordinary shares of the Company are still available for future grant to non-employee directors.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 4:-	SHAREHOLDERS’ EQUITY (Cont.)

e.	A summary of the Company’s employees and directors’ stock option activity under the plans is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at December 31, 2018	6,474,982	$2.28	3.39	$4,475

Granted	217,500	2.52
Exercised	(105,899)	1.78
Expired and forfeited	(169,006)	2.69

Outstanding at March 31, 2019	6,417,577	$2.29	3.24	$1,071

Options vested and expected to vest at March 31, 2019	6,283,474	$2.33	3.19	$1,071

Exercisable options at March 31, 2019	5,015,181	$2.26	2.68	$1,071

Weighted average fair value of options granted during the quarter		$1.03

As of March 31, 2019, the Company had $1,715 of unrecognized compensation expense related to non-vested stock options granted to employees and directors, expected to be recognized over a remaining weighted average period of 3.13 years.

f.	The employee and director options outstanding as of March 31, 2019, have been separated into ranges of exercise prices, as follows:

Outstanding				Exercisable
Exercise		Weighted average remaining contractual	Weighted average exercise		Weighted average exercise
price per	Options	life in	price per	Options	price per
share	outstanding	years	share	exercisable	share

$1.44 - $1.93	1,410,802	3.09	$1.56	1,410,802	$1.56
$2.00 - $2.13	1,503,869	3.76	$2.03	1,503,869	$2.03
$2.29 - $2.79	1,656,906	3.73	$2.48	762,510	$2.58
$3.00 - $3.14	1,523,000	2.74	$2.99	1,027,000	$3.02
$3.16 - $3.32	323,000	1.29	$3.32	311,000	$3.32

	6,417,577	3.24	$2.34	5,015,181	$2.26

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 4:-	SHAREHOLDERS’ EQUITY (Cont.)

g	Options to non-employees:

Issuance date	Options outstanding	Exercise price per share	Options exercisable	Exercisable through

August 1, 2013	150,000	$3.08	150,000	Aug-19
May 14, 2014	3,000	$3.32	3,000	May-20
February 18, 2015	3,000	$3.00	3,000	Feb-21
February 10, 2016	40,000	$1.44	40,000	Feb-22
January 24, 2017	25,000	$2.00	25,000	Jan-23

	221,000		221,000

The options vest and become exercisable at a rate of 1/16 of the options every three months.

h.	A summary of the Company’s RSUs activity for employees, directors and non-employees under the plans is as follows:

Number of RSUs

Awarded and unvested at December 31, 2018	479,000

Granted	566,927
Vested	(97,250)
Forfeited	(15,000)

Awarded and unvested at March 31, 2019	933,677

As of March 31, 2019, the Company had approximately $2,284 of unrecognized compensation expense related to RSUs, expected to be recognized over a weighted average period of 3.55 years.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 4:-	SHAREHOLDERS’ EQUITY (Cont.)

i.	The total stock-based compensation expense related to all of the Company’s equity-based awards, recognized for the three month periods ended March 31, 2019 and 2018 was as follows:

	Three months ended March 31,
	2019	2018
	Unaudited

Cost of revenues	$29	$31
Research and development	67	91
Sales and marketing	49	101
General and administrative	124	100

	$269	$323

NOTE 5:-	SEGMENT AND GEOGRAPHIC INFORMATION

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of professional services, maintenance and technical support (see note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

a.	The following sets forth total revenue by solutions offered by geographic area based on billing address of the customer:

	Three Months Ended March 31,
	2019	2018

United States	$4,566	$2,750
Europe	3,132	3,217
Asia Pacific	610	775
Israel	1,264	605
Other	83	289

	$9,655	$7,636

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA (Cont.)

b.	Major customers:

During the quarter ended March 31, 2019, 20% of the Company’s revenues were derived from customer A. During the quarter ended March 31, 2018, no customer accounted for more than 10% of total revenue.

c.	The following sets forth the Company’s property and equipment by geographic area:

	March 31,	December 31
	2019	2018
	Unaudited

Israel	$1,332	$1,217
United States	1,690	1,623
Germany	1,364	1,453
Other	306	315

	$4,692	$4,608

NOTE 6:-	RELATED PARTIES

a.	Balances with related parties:

	March 31,	December 31,
	2019	2018
	Unaudited

Prepaid expenses (*)	$-	$6

(*)	Related to a software license agreement with a related party. See note 6b. for further details.

b.	Transactions with related parties:

	Three months ended March 31,
	2019	2018
	Unaudited

Software licensing expenses (**)	$6	$6

(**)	Expenses arising from a software licensing agreement which was executed in March 2017. At the time of execution, the vendor was not a related party. On December 24, 2017, upon completion of the tender offer by WP, the vendor became a related party. The expenses were recorded under research and development expenses net, on the consolidated statements of operations. The agreement ended March 31, 2019 and has not been renewed.

- - - - - - - - - - - - -

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion and analysis includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors in our most recent Annual Report on Form 10-K (the “2018 Annual Report”). Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” below.

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

Cyren’s cloud security services are sold into two markets:

•	Cyren Cloud Security (CCS) – this SaaS security platform is designed for enterprise customers, and is sold either directly or through channel partners. Cyren Cloud Security (CCS) services currently include Email Security (CES), Web Security (CWS), DNS Security, and Cloud Sandboxing. Each of these service offerings may be purchased separately, or as part of a bundled suite. All products are sold on a per-user SaaS subscription model, providing customers with a quick-to-deploy, easy-to-manage solution and a low total cost of ownership. We market and sell our solutions worldwide both directly through our sales teams and indirectly through our Partner Program where our sales organization actively assists our network of distributors and resellers.

•	Cyren Threat Intelligence Services (TIS) – this platform offers cloud-based cyber threat detection APIs, and SDKs to many of the world’s leading technology and security vendors. Cyren Threat Intelligence Services include Email Security, Web Security, Endpoint Security, and Advanced Threat Protection. These solutions are sold directly to Original Equipment Manufacturers (“OEMs”), embedded security vendors, and service providers that integrate Cyren Threat Intelligence Services and cloud detection services into their infrastructure or security products to protect their customers and users.

Key Opportunities and Challenges

Threat Landscape

Over the last several years, possibly the greatest magnitude of significant incidents directly related to malware and cyber threats have occurred since the advent of the internet. From election hacks to global ransomware attacks and cyber breaches, malware threats are at an all-time high. Today, no item or user connected to the internet is immune to attack. While many businesses are still exploring effective security measures, cybercriminals are “all in”, creating dangerous new tools to target companies, governments, and private citizens. We need to be mindful that the world has changed; hyper-evasive malware and threat distribution via HTTPS are growing rapidly, mobile devices are increasingly targets, and Internet of Things (IoT) devices, from refrigerators to televisions, are an inviting new vector for criminal attacks.

Cloud and Mobility

Businesses are going through a massive change in their IT strategies as they look to drive more business value, agility, and better customer experiences, while cloud and mobility are becoming increasingly important, as evidenced by the following trends:

•	Business internet traffic continues to increase every year;
•	Data and applications are increasingly moving to the cloud;
•	More and more users are working remotely;
•	Buyers continue to move away from traditional on-premise solutions;
•	Mature and legacy on premise deployments are reaching end of life and are increasingly being replaced by cloud and SaaS alternatives;
•	IT security staffing shortages;
•	Increasingly fast, sophisticated, expensive and high-profile attacks target organizations of all sizes;
•	Compliance and regulatory mandates;
•	Heightened cybercrime activity among commercial enterprises and nation states;
•	Automation is increasingly considered critical to accelerating detection and protection; and
•	The need to simplify operations through vendor consolidation.

These are some of the reasons why we believe Cyren’s vision for 100% cloud security is compelling to IT security teams looking to protect their businesses in today’s cloud-centric mobile-first world.

Investments in Operations, Research and Development and Sales and Marketing

Our cost of revenues, research and development (“R&D”) expenses, and sales and marketing expenses are all significant contributing factors to our operating losses. Nonetheless, we expect to increase our investments in all three areas in order to grow our revenues. Over time, we expect that our utilization of our cloud infrastructure will increase and provide the opportunity for improved gross margins. Our investments in R&D are required in order to enhance and improve our solutions. In the future, we expect to lower the rate of R&D investment as a percentage of revenue, and we will be able to drive more revenue from existing solutions rather than by adding new solutions. The return on our sales and marketing investment is tied to attracting new customers and enhancing our business with existing customers, thereby lowering the overall sales and marketing costs as a percent of revenues. Finally, we continue to increase our headcount to support the growth of the business, but we expect that reducing the historical rate of headcount growth will be key in improving our gross and operating margins over time.

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

Cost of Revenues

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

Operating Expenses

Our operating expenses consist of R&D, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation, are the most significant component of our operating expenses. Operating expenses also include allocated overhead costs for facilities, IT and depreciation. We expect operating expenses to increase in absolute dollars as we continue to grow.

Research and Development. R&D expense consists primarily of personnel costs, outsourced engineering and threat analysis services. We believe these investments are crucial for our ability to continue to enhance the functionality of our services, as well as to develop and introduce new services to the market. We expect R&D expenses to continue increasing in absolute dollars as we continue to invest in our service offerings. Development costs related to internal use technology that supports our security services are capitalized on the balance sheet, while other development costs are expensed as they are incurred.

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

RESULTS OF OPERATIONS

The following table sets forth financial data for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$9,655	100%	$7,636	100%
Cost of revenues	4,000	41	3,382	44
Gross profit	5,655	59	4,254	56
Operating expenses:
Research and development, net	4,177	43	3,355	44
Sales and marketing	3,856	40	4,145	54
General and administrative	2,432	25	2,038	27
Total operating expenses	10,465	108	9,538	125
Operating loss	(4,810)	(50)	(5,284)	(69)
Other income (loss), net	248	3	(2)	-
Financial expenses, net	(53)	(1)	4	-
Loss before taxes on income	(4,615)	(48)	(5,282)	(69)
Tax benefit	39	-	46	1
Net loss	$(4,576)	(47)%	$(5,236)	(69)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues. Revenues increased by $2.0 million from $7.7 million for the three months ended March 31, 2018 to $9.7 million for the three months ended March 31, 2019, which represents a 26% year-over-year increase. The increase was primarily driven by contract expansions with two large Threat Intelligence customers which were signed during the second quarter of 2018, as well as new and upsell contracts in the enterprise business during the second half of 2018. These increases were offset by a small number of customer terminations in the Threat Intelligence and enterprise businesses, but overall contract renewal rates were consistent with prior periods.

Cost of Revenues. Cost of revenues increased by $0.6 million from $3.4 million for the three months ended March 31, 2018 to $4.0 million for the three months ended March 31, 2019, which represents an 18% year-over-year increase. For the three months ended March 31, 2019 cost of revenues represented 41% of revenue, compared to 44% during the prior year, and accordingly gross margins for the period were 59% for the three months ended March 31, 2019 compared to 56% for the same period in the prior year. The increase in cost of revenues is the result of continued investment in our global network and data centers, as well as additional payroll expense in our Support and Operations groups compared to the prior year. During the period, there was a slight decrease in amortization of capitalized development expenses for the three months ended March 31, 2019 to $0.8 million from $0.9 million during the prior year.

Operating Expenses. Overall operating expenses increased by $1.0 million from $9.5 million for the three months ended March 31, 2018 to $10.5 million for the three months ended March 31, 2019, which represents an increase of 10% year-over-year. Operating expenses for the quarter totaled 108% of quarterly revenue, compared to 125% of quarterly revenue a year ago. The increase in operating expenses was primarily due to an increase in employee headcount, captured in cost of revenues and operating expenses, which totaled 272 employees at the end of March 31, 2019, compared to 247 employees at the end of March 31, 2018.

Research and Development, Net. R&D expense increased by $0.8 million from $3.4 million for the three months ended March 31, 2018 to $4.2 million for the three months ended March 31, 2019, which represents an increase of 25%. R&D expense for the quarter represented 43% of revenue, compared to 44% a year ago. The increase in R&D expense is primarily driven by increased employee headcount, higher payroll and an increase in outsourced development compared to the same period in 2018. Approximately $0.2 million of the increase was the result of capitalization of technology development, which reduces overall R&D expenses. Capitalization of technology development decreased from $0.9 million for the period ended March 31, 2018 to $0.7 million for the three months ended March 31, 2019.

Sales and Marketing. Sales and marketing expenses decreased by $0.3 million (rounded) from $4.1 million for the three months ended March 31, 2018, to $3.9 million for the three months ended March 31, 2019, which represents a decrease of 7%. Sales and marketing expense represented 40% of revenue during the three month period ending March 31, 2019 compared to 54% of revenue for the period ending March 31, 2018. The decrease in sales and marketing expense was primarily due to a reduction of overall sales and marketing headcount from 65 employees to 59 employees at the end of the first quarter 2019, as well as a reduction in overall marketing spend related to advertising and industry trade shows.

General and Administrative. General and administrative (“G&A”) expense increased by $0.4 million from $2.0 million for the three months ended March 31, 2018 to $2.4 million for the three months ended March 31, 2019, which represents an increase of 19%. G&A expense represented 25% of revenue for the first quarter of 2019, compared to 27% of revenue during the first quarter of 2018. The increase in G&A expense is mainly due to an increase in recruiting costs, legal costs, and board-related expenses compared to the first quarter of 2018.

Other Income (Expense), Net. Other income, net for the three months ended March 31, 2019 was $0.2 million, compared to an expense of $0.0 million for the three months ended March 31, 2018. During the first quarter, we reached a financial settlement with the former shareholders of eleven related to the legal dispute regarding the amount and timing of the earn-out payments related to the acquisition of eleven (the “eleven settlement”). Since the financial settlement was less than the accrued interest and the unpaid earn-out consideration on the Company’s balance sheet, the difference was reflected as other income during the period. For additional information, please refer to “Earn-Out Consideration” below and Note 3 of the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

Financial Expense, Net. Financial expenses, net, increased by $57 thousand for the three months ended March 31, 2019, to $53 thousand from an income of $4 thousand as compared to the prior year, due mainly to an increase in interest expenses associated with the convertible notes issued in December 2018. For additional information, please refer to Note 4 of the consolidated financial statements included elsewhere in this Quarterly Report. In addition, during the three months ended March 31, 2019 we also recorded a decrease of $53 thousand in the expenses resulting from the effect of foreign currency exchange rate fluctuation.

Effective Corporate Tax Rates

Corporate tax rates and real capital gains tax in Israel were 23% for the three months ended March 31, 2019 and 2018.

Our German subsidiary is subject to German tax at a consolidated rate of approximately 30%.

Other non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

We do not provide deferred tax liabilities when we intend to reinvest earnings of foreign subsidiaries indefinitely. As of March 31, 2019, there are no undistributed earnings of foreign subsidiaries.

We may currently qualify as an “industrial company” within the definition of the Law for the Encouragement of Industry (Taxation) and, as such, we may be eligible for certain tax benefits, including, inter alia, special depreciation rates for machinery, equipment and buildings, amortization of patents, certain other intangible property rights and deduction of share issuance expenses.

Net Operating Loss Carry-Forwards

As of December 31, 2018, Cyren’s net operating loss carryforwards for tax purposes amounted to $80.1 million and capital loss carryforwards of $17.8 million which may be carried forward and offset against taxable income in the future, for an indefinite period.

As of December 31, 2018, the U.S. subsidiary had net operating loss carryforwards of $40.3 million for federal tax purposes and $8.8 million for state tax purposes. These losses may offset any future U.S. taxable income of the U.S. subsidiary and will expire in the years 2019 through 2038.

On December 24, 2017, a “change in the respective ownership” event occurred upon the completion of a tender offer of our ordinary shares by an entity controlled by funds affiliated with Warburg Pincus LLC (“Warburg Pincus”), and in accordance with the relevant provisions of the Internal Revenue Code 382 of 1986 and similar state provisions. Therefore, our utilization of U.S. net operating losses are subject to substantial annual limitations. Management believes that the annual limitations will result in the partial expiration of net operating losses before utilization.

Management currently believes that based upon its estimations for future taxable income, it is more likely than not that the deferred tax assets regarding the loss carryforwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided to reduce deferred tax assets to their realizable value.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily from our cash and cash equivalents and cash from operations. As of March 31, 2019 and December 31, 2018, we had approximately $12.4 million and $17.6 million of cash and cash equivalents, respectively.

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

Outlook

During 2019, we expect to continue to incur capital expenditures associated with R&D and data center infrastructure.  We generated a loss of $4.6 million and negative cash flow of $1.3 million from operating activities in the three month period ended March 31, 2019, and have an accumulated deficit of $217.8 million as of March 31, 2019. We are planning to finance our operations from our existing and future working capital resources and to continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to us, and even if available, whether it will be on terms acceptable to us or in amounts required. Accordingly, our Board approved a contingency plan, to be effected if needed, in whole or in part, at its discretion, to allow us to continue our operations and meet our cash obligations. The contingency plan consists of cost reduction, which include mainly the following steps: reduction in consultants’ expenses, headcount, compensation paid to key management personnel and capital expenditures. We and the Board believe that our existing capital resources and other future measures that may be implemented, if so required, will be adequate to satisfy our expected liquidity requirements for at least twelve months from the filing date.

Cash Flows from Operating Activities

Cash used in operating activities was $1.3 million for the three months ended March 31, 2019 as compared to $4.3 million for the three months ended March 31, 2018. The decrease in cash usage of $3.0 million was primarily due to a multi-year prepayment for services to be provided related to a customer contract renewal during the first quarter of 2019. The prepayment is reflected on the balance sheet as an increase in short-term and long-term deferred revenue.

Cash Flows from Investing Activities

Cash used in investing activities was $1.2 million for the three months ended March 31, 2019 as compared to $1.5 million for the three months ended March 31, 2018. The decrease of $0.3 million was primarily due to a decrease in capital expenditures compared to the same period a year ago.

Cash Flows from Financing Activities

Cash used in financing activities was $2.5 million for the three months ended March 31, 2019 as compared to $0.0 million for the three months ended March 31, 2018. The increase of $2.5 million was primarily due to a payment of $2.7 million in conjunction with the eleven settlement. The eleven settlement was offset by $0.2 million generated from the exercise of stock options in the period.

Working Capital

As of March 31, 2019 and 2018, we had positive working capital of $5.1 million and $7.7 million, respectively. The decrease in working capital during the three months ended March 31, 2019 as compared to the prior year is primarily due to our negative cash flow from operations and lower amounts of capital raised during the fourth quarter of 2018 compared to amounts of capital raised during the fourth quarter of 2017.

Convertible Notes

On December 5, 2018, we issued an aggregate $10.0 million principal amount of convertible notes in a private placement (the “Notes”) to affiliates of an existing minority institutional shareholder. The Notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The Notes have a 3-year term and mature in December 2021, unless converted in accordance with their terms prior to maturity. The Notes have a conversion price of $3.90 per share, which may be subject to adjustment using a weighted average ratchet mechanism based on the size and price of future capital raises and the total shares outstanding. In addition, the Notes would be subject to immediate conversion upon any change in control in the Company.

Earn-Out Consideration

In conjunction with the 2012 acquisition of eleven, we entered into an earn-out agreement with the former shareholders that would pay additional consideration based on the revenue performance for the years ending 2012-2015. Subsequently in 2014, we had a legal dispute regarding the amount and timing of the earn-out payments and had entered into arbitral proceedings with the former shareholders of eleven. On March 9, 2017, we received the arbitral judgement. Pursuant to the judgement, the earn-out consideration balance was increased to reflect additional legal expenses and interest expenses covering the period up to December 31, 2016. During 2017 and 2018, we continued to accrue interest on the unpaid earn-out consideration balance. Such interest is reflected in the consolidated statements of operations under financial expenses, net. In May 2018, we made a partial payment of the earn-out consideration to five of the six former shareholders, in an amount of $0.6 million. The earn-out consideration balance presented on our balance sheet as of December 31, 2018 reflected the complete remaining liability relating to the earn-out, including accrued interest. In February 2019, the parties agreed to resolve all pending claims, and on February 28, 2019, we paid approximately $2.7 million to settle the earn-out consideration in full. For additional information, please refer to Note 3 of the consolidated financial statements included elsewhere in this Quarterly Report.

 Registration Statements

In connection with a previously disclosed private placement in November 2017 in which we issued approximately 10.6 million ordinary shares to an entity controlled by funds affiliated with Warburg Pincus, we and Warburg Pincus entered into a registration rights agreement which, among other things, provides Warburg Pincus with three demand registration rights, piggyback and shelf registration rights. The demand registration rights may be exercised starting August 6, 2018, subject to certain customary blackout periods. In addition, as of November 6, 2019, at the request of Warburg Pincus, we will be required to file a shelf registration statement covering the sale of Warburg Pincus’s shares.

On September 21, 2018 we filed a shelf registration statement on Form F-3 with the Securities and Exchange Commission (“SEC”), which we intend to convert to a Form S-3 during the second quarter of 2019. This registration statement enabled us to issue debt securities, ordinary shares, warrants or subscription rights up to an aggregate amount of $50 million. Under the rules governing shelf registration statements, once we convert the registration statement on Form F-3 to a registration statement on Form S-3, we will thereafter be able to file a prospectus supplement with the SEC which describes the amount and type of securities being offered each time we issue securities under the registration statement. No securities were issued under the registration statement on Form F-3 from September 21, 2018 through the date of the filing of this Quarterly Report.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2. Significant Accounting Policies to our consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2019. There have been no significant changes to these policies for the three months ended March 31, 2019, except as described in Note 2. Significant Accounting Policies to our condensed consolidated financial statements are included elsewhere in this Quarterly Report. The critical accounting policies requiring estimates, assumptions, and judgements that we believe have the most significant impact on our consolidated financial statements are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report.

Recent Accounting Pronouncements

Please refer to Note 2. Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a full description of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. We urge you to consider that statements which use the terms “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate”, “will” and similar expressions are intended to identify forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our expectations regarding increases in cost of revenue and operating expenses, including as a result of our anticipated investments in R&D;
•	our beliefs regarding the importance of R&D;

•	our expectation to lower the rate of R&D investment as a percentage of revenue in the future and to drive more revenue from existing solutions rather than by adding new solutions;
•	our expectations regarding reducing the historical rate of headcount growth and its resulting impact on our gross and operating margins over time;
•	our expectations regarding our business strategies, including our contingency plan;
•	our expectations regarding growth of our enterprise business and its expected impact on our business and operating results, including its contribution to our cash flow and return on investment;
•	our expectations regarding our capital expenditures for 2019;
•	our belief regarding the adequacy of our existing capital resources and other future measures to satisfy our expected liquidity requirements;
•	our anticipated increases in investments to grow our revenue;
•	our beliefs and expectations regarding existing and new threats, key challenges and opportunities in our industry and their impact on our business;
•	our expectations regarding the increase in utilization of our cloud infrastructure and the resulting impact on our gross margins;
•	our beliefs regarding factors that make our vision compelling to the IT security market;
•	our intention to convert our registration statement on Form F-3 to a registration statement on Form S-3;
•	our beliefs regarding our net operating loss carry-forwards; and
•	our expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;
•	lack of demand for our solutions, including as a result of actual or perceived decreases in levels of advanced cyber attacks;
•	our ability to manage our cost structure, avoid unanticipated liabilities and achieve profitability;
•	our ability to grow our revenues, including the ability of existing solutions to drive sufficient revenue;
•	our ability to attract new customers and increase revenue from existing customers;
•	market acceptance of our existing and new product offerings;
•	our ability to adapt to changing technological requirements and shifting preferences of our customers and their users;
•	loss of any of our large customers;
•	adverse conditions in the national and global financial markets;
•	the impact of currency fluctuations;
•	political and other conditions in Israel that may limit our R&D activities;
•	our ability to successfully implement our contingency plan, if needed, and its ability to allow us to continue our operations and meet our cash obligations;
•	our ability to comply with applicable laws and regulations and the impact of changes in applicable laws and regulations, including tax legislation or policies;
•	economic, regulatory and political risks associated with our international operations;
•	the impact of our controlling shareholder’s decisions, which may differ with respect to our strategic direction; and
•	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. Please refer to Part I. Item 1A. Risk Factors, of our 2018 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and liquidity.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to update or revise any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2019. Based on such evaluation, such officers have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Securities and Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification by Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYREN LTD.

May 15, 2019	/s/ Brett Jackson
Brett Jackson Chief Executive Officer
(Duly Authorized Officer)

May 15, 2019	/s/ J. Michael Myshrall
J. Michael Myshrall Chief Financial Officer
(Principal Financial Officer)