Form 10-Q
period 2019-06-30
CYREN Ltd.
filed 2019-08-14
CIK 1084577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 54,511,307 ordinary shares as of July 31, 2019.

i

CYREN LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2019

($USD in thousands, except share and per share amounts)

(Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,405	$17,571
Trade receivables (net of allowances for doubtful accounts of $49 and $20, respectively)	3,026	3,658
Deferred commissions	918	887
Prepaid expenses and other receivables ($- and $6 attributable to related parties)	1,511	778

Total current assets	17,860	22,894

LONG-TERM ASSETS:
Long-term deferred commissions	1,714	1,880
Long-term lease deposits	817	821
Operating lease right-of-use assets	9,313	-
Severance pay fund	573	503
Property and equipment, net	4,625	4,608
Intangible assets, net	8,471	8,802
Goodwill	20,449	20,519

Total long-term assets	45,962	37,133

Total assets	$63,822	$60,027

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$845	$1,668
Employees and payroll accruals	3,798	3,959
Accrued expenses and other liabilities	998	910
Operating lease liabilities	1,292	-
Earn-out consideration	-	2,926
Deferred revenues	9,799	5,773

Total current liabilities	16,732	15,236

LONG-TERM LIABILITIES:
Deferred revenues	2,882	503
Convertible notes	10,000	10,000
Long-term operating lease liabilities	8,341	-
Deferred tax liability	998	1,130
Accrued severance pay	736	598
Other liabilities	352	700

Total long-term liabilities	23,309	12,931

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares nominal value ILS 0.15 par value -
Authorized: 75,353,340 shares at June 30, 2019 (Unaudited) and December 31, 2018; Issued: 54,501,307 and 54,405,881 shares at June 30, 2019 (Unaudited) and December 31, 2018, respectively; Outstanding: 54,501,307 and 54,057,208 shares at June 30, 2019 (Unaudited) and December 31, 2018, respectively	2,098	2,097
Additional paid-in capital	245,905	245,570
Treasury shares at cost – 0 and 348,673 Ordinary shares at June 30, 2019 (Unaudited) and December 31, 2018, respectively	-	(998)
Accumulated other comprehensive loss	(1,762)	(1,666)
Accumulated deficit	(222,460)	(213,143)

Total shareholders’ equity	23,781	31,860

Total liabilities and shareholders’ equity	$63,822	$60,027

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	Unaudited		Unaudited

Revenues	$9,711	$9,190	$19,366	$16,826
Cost of revenues	3,789	3,632	7,789	7,014

Gross profit	5,922	5,558	11,577	9,812

Operating expenses:

Research and development, net (1)	4,297	3,664	8,474	7,019
Sales and marketing	3,590	4,057	7,446	8,202
General and administrative	2,398	1,947	4,830	3,985

Total operating expenses	10,285	9,668	20,750	19,206

Operating loss	(4,363)	(4,110)	(9,173)	(9,394)

Other income (expense), net	17	(15)	265	(17)
Financial expenses, net	(268)	(102)	(321)	(98)

Loss before taxes on income	(4,614)	(4,227)	(9,229)	(9,509)
Tax benefit	41	48	80	94

Loss	$(4,573)	$(4,179)	$(9,149)	$(9,415)

Basic and diluted loss per share	$(0.08)	$(0.08)	$(0.17)	$(0.18)

Weighted average number of shares used in computing basic and diluted loss per share	54,424	53,446	54,300	53,414

(1)	Transactions with related parties are included in the line item above (refer to Footnote 7, Related Parties, of the Notes to Consolidated Financial Statements for additional information).

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	Unaudited		Unaudited

Loss	$(4,573)	$(4,179)	$(9,149)	$(9,415)

Other comprehensive income (loss):

Foreign currency translation adjustments	276	(681)	(96)	(307)

Comprehensive loss	$(4,297)	$(4,860)	$(9,245)	$(9,722)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ending June 30, 2018
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of March 31, 2018 (Unaudited)	53,387,540	$2,097	$244,925	$(3,269)	$(821)	$(198,540)	$44,392
Issuance of treasury shares upon exercise of options and vesting of restricted share units	136,707	-	(99)	507	-	(135)	273
Stock-based compensation related to employees, directors and consultants	-	-	350	-	-	-	350
Other comprehensive loss	-	-	-	-	(681)	-	(681)
Cumulative effect of accounting change	-	-	-	-	-	-	-
Loss	-	-	-	-	-	(4,179)	(4,179)
Balance as of June 30, 2018 (Unaudited)	53,524,247	$2,097	$245,176	$(2,762)	$(1,502)	$(202,854)	$40,155

	Six months ending June 30, 2018
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2017	53,375,854	$2,097	$244,609	$(3,312)	$(1,195)	$(195,098)	$47,101
Issuance of treasury shares upon exercise of options and vesting of restricted share units	148,393	-	(106)	550	-	(152)	292
Stock-based compensation related to employees, directors and consultants	-	-	673	-	-	-	673
Other comprehensive loss	-	-	-	-	(307)	-	(307)
Cumulative effect of accounting change	-	-	-	-	-	1,811	1,811
Loss	-	-	-	-	-	(9,415)	(9,415)
Balance as of June 30, 2018 (Unaudited)	53,524,247	$2,097	$245,176	$(2,762)	$(1,502)	$(202,854)	$40,155

	Three months ending June 30, 2019
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of March 31, 2019	54,260,357	$2,097	$245,527	$(416)	$(2,038)	$(217,800)	$27,370
Issuance of treasury shares upon exercise of options and vesting of restricted share units	145,524	-	(91)	416	-	(87)	238
Issuance of ordinary shares upon exercise of options	59,476	-	85	-	-	-	85
Payment of interest in shares	35,950	1	70	-	-	-	71
Stock-based compensation related to employees, directors and consultants	-	-	314	-	-	-	314
Other comprehensive loss	-	-	-	-	276	-	276
Loss	-	-	-	-	-	(4,573)	(4,573)
Balance as of June 30, 2019 (Unaudited)	54,501,307	$2,098	$245,905	$-	$(1,762)	$(222,460)	$23,781

	Six months ending June 30, 2019
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2018	54,057,208	$2,097	$245,570	$(998)	$(1,666)	$(213,143)	$31,860
Issuance of treasury shares upon exercise of options and vesting of restricted share units	348,673	-	(403)	998	-	(168)	427
Issuance of ordinary shares upon exercise of options	59,476	-	85	-	-	-	85
Payment of interest in shares	35,950	1	70	-	-	-	71
Stock-based compensation related to employees, directors and consultants	-	-	583	-	-	-	583
Other comprehensive loss	-	-	-	-	(96)	-	(96)
Loss	-	-	-	-	-	(9,149)	(9,149)
Balance as of June 30, 2019 (Unaudited)	54,501,307	$2,098	$245,905	$-	$(1,762)	$(222,460)	$23,781

(*)	Relates to foreign currency translation adjustments.

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Six months ended June 30,
	2019	2018
	Unaudited
Cash flows from operating activities:

Loss	$(9,149)	$(9,415)
Adjustments to reconcile loss to net cash used in operating activities:
Loss on disposal of property and equipment	1	14
Depreciation	936	996
Stock-based compensation	583	673
Amortization of intangible assets	1,851	2,097
Amortization of deferred commissions	(612)	560
Amortization of operating lease right-of-use assets	713	-
Interest on convertible notes	282	-
Other expenses (income) related to the earn-out consideration	(257)	52
Deferred taxes, net	(127)	(95)

Changes in assets and liabilities:

Trade receivables	705	315
Prepaid expenses and other receivables	(775)	(698)
Deferred commissions	748	(843)
Change in long-term lease deposits	23	(115)
Trade payables	(823)	(69)
Employees and payroll accruals, accrued expenses and other liabilities	(224)	331
Deferred revenues	6,354	2,930
Accrued severance pay, net	68	(141)
Operating lease liabilities	(733)	-
Other long-term liabilities	(111)	70

Net cash used in operating activities	(547)	(3,338)

Cash flows from investing activities:

Capitalization of technology, net of grants received	(1,435)	(1,460)
Purchase of property and equipment	(950)	(1,833)

Net cash used in investing activities	(2,385)	(3,293)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Six months ended June 30,
	2019	2018
	Unaudited
Cash flows from financing activities:

Payment of earn-out consideration	(2,680)	(604)
Proceeds from options exercised	512	292

Net cash used in financing activities	(2,168)	(312)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48)	(51)

Decrease in cash, cash equivalents and restricted cash	(5,148)	(6,994)
Cash, cash equivalents and restricted cash at the beginning of the period	18,156	24,228

Cash, cash equivalents and restricted cash at the end of the period	$13,008	$17,234

Supplemental cash flow disclosures:
Cash paid during the year for:
Taxes, net	$-	$86
Interest	553	92

Supplemental disclosure of non-cash transactions:

Purchase of property and equipment by credit	$(2)	$(24)

Issuance of shares for payment of interest on convertible notes	71	-

Net change in accrued payroll expenses related to capitalization of technology	(105)	(182)

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flow:

Cash and cash equivalents	$12,405	$16,627
Restricted cash included in long-term restricted lease deposits	603	607

Total cash, cash equivalents and restricted cash	$13,008	$17,234

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

The accompanying consolidated balance sheet as of June 30, 2019, the consolidated statements of operations, the consolidated statements of comprehensive loss and the statement of changes in shareholders’ equity for the three and six months ended June 30, 2019 and 2018, as well as the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2019, as well as its results of operations for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for other interim periods or for future years.

b.	Over the past several years, the Company has devoted substantially most of its effort to research and development, product development and increasing revenues through additional investments in sales & marketing. The Company generated a loss of $4,573 and $9,149 for the three and six months ending June 30, 2019, negative cash flow of $547 from operating activities in the six months ended June 30, 2019, and has an accumulated deficit of $222,460 as of June 30, 2019. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required. Accordingly, the Company’s Board approved a contingency plan, to be effected if needed, in whole or in part, at its discretion, to allow the Company to continue its operations and meet its cash obligations. The contingency plan consists of cost reduction, which include mainly the following steps: reduction in consultants’ expenses, headcount, compensation paid to key management personnel and capital expenditures. The Company and the Board believe that its existing capital resources and other future measures that may be implemented, if so required, will be adequate to satisfy its expected liquidity requirements for at least twelve months from the filing date of this Quarterly Report.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Use of estimates:

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

d.	Significant accounting policies

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019.

There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2018 included in the 2018 Form 10-K.

e.	Recently issued and adopted pronouncements:

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes stock-based payments to employees) to include stock-based payments issued to nonemployees for goods or services. Consequently, the accounting for stock-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Adoption of this standard had an immaterial impact on the Company’s consolidated financial statements.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases” and requires lessees, to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective approach. For additional information regarding the Company's accounting for leases, please refer to Note 3.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the ASU 2018-15 prospectively or retrospectively. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements and footnote disclosures.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 3:-	LEASES

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

Some of the real estate leases contain variable lease payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease adoption. Additional payments based on the change in an index or rate are recorded as a period expense when incurred.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 3:-	LEASES (Cont.)

The Company has various operating leases for office space, vehicles that expire through 2030. Below is a summary of our operating right-of-use assets and operating lease liabilities as of June 30, 2019:

Operating lease right-of-use assets	$9,313

Operating lease liabilities, current	$1,292
Operating lease liabilities long-term	8,341

Total operating lease liabilities	$9,633

The short-term lease liabilities are included within accrued expenses and other short-term  liabilities in the consolidated balance sheet.

Minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2019, are as follows:

Year ended December 31,
2019	$941
2020	1,852
2021	1,751
2022	1,206
2023	1,055
Thereafter	4,299

Total undiscounted lease payments	$11,104

Less: Interest	1,471

Present value of lease liabilities	9,633

Premises rent expense was $496 and $452 for the three months ended June 30, 2019 and 2018, respectively and $963 and $893 for the six months ended June 30, 2018.

As of June 30, 2019, the Company had an additional operating lease that had not yet commenced in the amount of $3,675. This operating lease will commence in the first quarter of 2020 with a lease term through 2029.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of June 30, 2019:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	3.0

Weighted average discount rate	4.16%

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 4:-	COMMITMENTS AND CONTINGENCIES

a.	Cyren Ltd., which was incorporated in Israel, partially financed its research and development expenditures under programs sponsored by the Israel Innovation Authority (“IIA”) for the support of certain research and development activities conducted in Israel.

In connection with specific research and development, the Company received $3,699 of participation payments from the IIA through June 30, 2019. In return for the IIA’s participation in this program, the Company is committed to pay royalties at a rate of 3.5% of the program’s developed product sales, up to 100% of the amount of grants received plus interest at annual LIBOR rate. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties paid or accrued, totaled $2,780 and $2,734 as of June 30, 2019 and December 31, 2018 respectively.

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

In February 2019, the parties have signed a settlement agreement to resolve all pending claims, and on February 28, 2019 the Company paid $2,680 to settle the earn-out consideration in full. The total amount paid to resolve all claims was $256 less than the accrued liability, which generated “other income” as previously reflected in the consolidated statement of operations for the period ending March 31, 2019.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 4:-	COMMITMENTS AND CONTINGENCIES (Cont.)

ii.	On June 28, 2017 a vendor filed a Statement of Claim in the Tel Aviv District Court (the “SOC”). According to the vendor’s SOC, the Company entered into an agreement with the vendor for receipt of services, based on a database developed by the vendor. In September 2015, the Company terminated the agreement with the vendor, effective as of December 31, 2015. The vendor claims that the Company continues to make use of the vendor’s database post termination, thus breaching the agreement, infringing on the vendor’s rights and commercial secrets, and being unjustly enriched.

The vendor is claiming license fees of approximately $3,150 and an injunction relief ordering the Company and/or its customers to delete any remaining data and to cease from utilizing such data.

The Company denies all claims and has filed a Statement of Defense on November 15, 2017. Pretrial was scheduled for May 15, 2018. In accordance with the court’s recommendation from November 28, 2017, the parties agreed to examine a non-binding mediation process and have appointed a mediator. The parties agreed to conduct a third-party audit of the Company’s databases in the scope of the mediation and the audit is currently being conducted. At this early stage, the Company is unable to make any estimations as to the outcome of this litigation.

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

NOTE 5:-	ShareHOLDERS’ EQUITY

a.	General:

Ordinary shares confer upon their holders the right to receive notice to participate and vote in general shareholder meetings of the Company and to receive dividends, if declared.

b.	Issuance of new convertible notes:

On December 5, 2018 the Company issued $10,000 aggregate principal amount of convertible notes in a private offering. The notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes have a 3-year term and are expected to mature in December 2021, unless converted in accordance with their terms prior to maturity. The notes have a conversion price of $3.90 per share. The conversion price may be subject to adjustment using a weighted average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. In addition, the notes would be subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price). The Company incurred interest expense for the six months ended June 30, 2019 of $282. In June 2019, the Company paid the first of the semi-annual interest payments totaling, $287, of which $215 was paid in cash and the remaining portion through the issuance of 35,950 shares.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

c.	Equity Incentive Plan:

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

As of June 30, 2019, an aggregate of 306,493 ordinary shares of the Company are available for future grant under the Equity Incentive Plan. At the Company’s Annual Meeting on July 30, 2019, our shareholders approved an increase in the number of Ordinary Shares reserved for issuance under the 2016 Equity Incentive Plan and its respective Israeli Appendix to a total of 11,200,000.

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

As of June 30, 2019, an aggregate of 170,214 ordinary shares of the Company are still available for future grant to non-employee directors. At the Company’s Annual Meeting on July 30, 2019, our shareholders approved an increase in the number of Ordinary Shares reserved for issuance under the Non-Employee Director Plan and its respective Israeli Appendix to a total of 1,150,000 Ordinary Shares.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

e.	A summary of the Company’s employees and directors’ stock option activity under the plans is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at December 31, 2018	6,474,982	$2.28	3.39	$4,475

Granted	1,336,500	2.16
Exercised	(310,899)	1.65
Expired and forfeited	(273,251)	2.53

Outstanding at June 30, 2019	7,227,332	$2.28	3.42	$207

Options vested and expected to vest at June 30, 2019	6,999,803	$2.32	3.36	$207

Exercisable options at June 30, 2019	4,809,852	$2.30	2.43	$207

Weighted average fair value of options granted during the quarter		$0.82

As of June 30, 2019, the Company had $2,293 of unrecognized compensation expense related to non-vested stock options granted to employees and directors, expected to be recognized over a remaining weighted average period of 3.21 years.

f.	The employee and director options outstanding as of June 30, 2019, have been separated into ranges of exercise prices, as follows:

Outstanding				Exercisable
		Weighted average remaining contractual	Weighted average exercise		Weighted average exercise
	Options	life in	price per	Options	price per
Exercise price per share	outstanding	years	share	exercisable	share

$1.44 - $1.93	1,248,531	2.86	$1.57	1,244,031	$1.57
$2.00 - $2.13	2,490,571	4.52	$2.06	1,410,571	$2.03
$2.14 - $2.79	1,657,730	3.50	$2.48	817,500	$2.57
$2.90 - $3.08	1,510,000	2.47	$2.99	1,029,250	$3.02
$3.20 - $3.32	320,500	1.04	$3.32	308,500	$3.32

	7,227,332	3.42	$2.34	4,809,852	$2.30

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

g	Options to non-employees:

Issuance date	Options outstanding	Exercise price per share	Options exercisable	Exercisable through

August 1, 2013	150,000	$3.08	150,000	Aug-19
May 14, 2014	3,000	$3.32	3,000	May-20
February 18, 2015	3,000	$3.00	3,000	Feb-21
February 10, 2016	40,000	$1.44	40,000	Feb-22
January 24, 2017	25,000	$2.00	25,000	Jan-23

	221,000		221,000

The options vest and become exercisable at a rate of 1/16 of the options every three months.

h.	A summary of the Company’s RSUs activity for employees, directors and non-employees under the plans is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Awarded and unvested at December 31, 2018	479,000	$2.47

Granted	586,382	2.58
Vested	(97,250)	2.33
Forfeited	(26,250)	2.30

Awarded and unvested at June 30, 2019	941,882	$2.56

As of June 30, 2019, the Company had approximately $2,137 of unrecognized compensation expense related to RSUs, expected to be recognized over a weighted average period of 3.32 years.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

i.	The total stock-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30,		Six months ended June 30
	2019	2018	2019	2018
	Unaudited		Unaudited

Cost of revenues	$33	$45	$62	76
Research and development	58	101	125	192
Sales and marketing	48	96	97	197
General and administrative	175	108	299	208

	$314	$350	$583	$673

NOTE 6:-	SEGMENT AND GEOGRAPHIC INFORMATION

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of professional services, maintenance and technical support (see note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

a.	The following sets forth total revenue by geographic area based on billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

United States	$4,516	$4,365	$9,082	$7,115
Europe	3,015	3,385	6,147	6,602
Asia Pacific	659	691	1,269	1,466
Israel	1,456	687	2,720	1,292
Other	65	62	148	351

	$9,711	$9,190	$19,366	$16,826

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 6:-	SEGMENT AND GEOGRAPHIC INFORMATION (Cont.)

b.	Major customers:

During the quarter ended June 30, 2019, 20% of the Company’s revenues were derived from customer A. During the quarter ended June 30, 2018, 21% of the Company’s revenues were derived from customer A.

c.	The following sets forth the Company’s property and equipment by geographic area:

	June 30,	December 31
	2019	2018
	Unaudited

Israel	$1,272	$1,217
United States	1,768	1,623
Germany	1,288	1,453
Other	297	315

	$4,625	$4,608

NOTE 7:-	RELATED PARTIES

a.	Balances with related parties:

	June 30,	December 31,
	2019	2018
	Unaudited

Prepaid expenses (*)	$-	$6

(*)	Related to a software license agreement with a related party. See note 7b. for further details.

b.	Transactions with related parties:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	Unaudited		Unaudited

Software licensing expenses (**)	$0	$0	$0	$6

(**)	Expenses arising from a software licensing agreement which was executed in March 2017. At the time of execution, the vendor was not a related party. On December 24, 2017, upon completion of the tender offer by WP, the vendor became a related party. The expenses were recorded under research and development expenses net, on the consolidated statements of operations. The agreement ended March 31, 2019 and has not been renewed.

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

During the first half of 2019, Cyren decided to focus its product development and sales efforts on products that are derived from its Cloud Email Security solutions, and as such, will be de-emphasizing standalone and bundled Web Security (CWS) offerings. The Company will continue to support existing CWS customers through the end of 2020 but will not be pursuing new sales of these services in 2019.

Since 2018, Cyren has been developing an anti-phishing solution targeted at enterprise customers in a market segment that Gartner has defined as Cloud Email Security Supplements (CESS). Cyren’s CESS solution, which has been internally branded as Cyren Inbox Security (CIS), is expected to be generally available during the first half of 2020, and is not expected to have any revenue impact until 2020.

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

Cloud and Mobility

Businesses are going through a massive change in their IT strategies as they look to drive more business value, agility, and better customer experiences, while cloud and mobility are becoming increasingly important, as evidenced by the following trends:

●	Business internet traffic continues to increase every year;

●	Data and applications are increasingly moving to the cloud;

●	More and more users are working remotely;

●	Buyers continue to move away from traditional on-premise solutions;

●	Mature and legacy on premise deployments are reaching end of life and are increasingly being replaced by cloud and SaaS alternatives;

●	IT security staffing shortages;

●	Increasingly fast, sophisticated, expensive and high-profile attacks target organizations of all sizes;

●	Compliance and regulatory mandates;

●	Heightened cybercrime activity among commercial enterprises and nation states;

●	Automation is increasingly considered critical to accelerating detection and protection; and

●	The need to simplify operations through vendor consolidation.

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

Cost of Revenues

Personnel costs, which consist of salaries, benefits, bonuses and stock-based compensation for employees that operate our network and provide support services to our customers, as well as data center costs, are the most significant components of our cost of revenues. Other costs include third party contractors, royalties for use of third-party technologies, amortization of intangibles and depreciation of data center equipment. We expect these costs to continue to increase in absolute dollars as we continue to invest in enhancing our cloud infrastructure and our support services.

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

RESULTS OF OPERATIONS

The following table sets forth financial data for the three and six months ended June 30, 2019 and 2018. Percentages may not add due to rounding.

	Three months ended				Six months ended
	June 30				June 30
	2019	%	2018	%	2019	%	2018	%
	Unaudited		Unaudited		Unaudited		Unaudited

Revenues	$9,711	100%	$9,190	100%	$19,366	100%	$16,826	100%
Cost of revenues	3,789	39%	3,632	40%	7,789	40%	7,014	42%

Gross profit	5,922	61%	5,558	60%	11,577	60%	9,812	58%

Operating expenses:

Research and development, net	4,297	44%	3,664	40%	8,474	44%	7,019	42%
Sales and marketing	3,590	37%	4,057	44%	7,446	38%	8,202	49%
General and administrative	2,398	25%	1,947	21%	4,830	25%	3,985	24%

Total operating expenses	10,285	106%	9,668	105%	20,750	107%	19,206	114%
Operating loss	(4,363)	-45%	(4,110)	-45%	(9,173)	-47%	(9,394)	-56%
Other income (expense), net	17	0%	(15)	0%	265	1%	(17)	0%
Financial expense, net	(268)	-3%	(102)	-1%	(321)	-2%	(98)	-1%

Loss before taxes	(4,614)	-48%	(4,227)	-46%	(9,229)	-48%	(9,509)	-57%
Tax benefit	41	0%	48	1%	80	0%	94	1%

Net loss	$(4,573)	-47%	$(4,179)	-45%	$(9,149)	-47%	$(9,415)	-56%

Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018

Revenues. Revenues for the three and six months ended June 30, 2019 increased $0.5 million, or 6%, and $2.5 million or 15%, respectively, as compared to the corresponding periods last year. The increase was primarily driven by contract expansions with a large Threat Intelligence customer which was signed during the fourth quarter of 2018, as well as new and upsell contracts in the enterprise business during the second half of 2018. These increases were offset by a small number of customer terminations in the Threat Intelligence and enterprise businesses, but overall contract renewal rates were consistent with prior periods.

Cost of Revenues. Cost of revenues for the three and six months ended June 30, 2019 increased $0.2 million, or 4%, and $0.8 million or 11%, respectively, as compared to the corresponding periods last year.

For the three months ended June 30, 2019 cost of revenues represented 39% of revenue, compared to 40% during the prior year, and accordingly gross margins for the period were 61% for the three months ended June 30, 2019 compared to 60% for the same period in the prior year. For the six months ended June 30, 2019 cost of revenues represented 40% of revenue, compared to 42% during the prior year, and accordingly gross margins for the period were 60% for the six months ended June 30, 2019 compared to 58% for the same period in the prior year. The increase in cost of revenues is the result of continued investment in our global network and data centers, as well as additional payroll expense in our Support and Operations groups compared to the prior year. During the period, there was a slight decrease in amortization of capitalized development expenses for the three and six months ended June 30, 2019 to $0.8 million from $0.9 million and to $1.6 million from $1.8 million during the prior year.

Operating Expenses. Overall operating expenses for the three and six months ended June 30, 2019 increased $0.6 million, or 6%, and $1.5 million or 8%, respectively, as compared to the corresponding periods last year.

Operating expenses for the three months ended June 30, 2019 represented 106% of revenue, compared to 105% during the prior year. For the six months ended June 30, 2019, operating expenses represented 107% of revenue, compared to 114% during the prior year. The increase in operating expenses was primarily due to an increase in employee headcount, captured in cost of revenues and operating expenses, which totaled 265 employees at the end of June 30, 2019, compared to 251 employees at the end of June 30, 2018.

Research and Development, Net. Research and development expenses, net increased $0.6 million, or 17%, and $1.5 million, or 21%, respectively, for the three and six months ended June 30, 2019, as compared to the corresponding periods last year. R&D expense, net for the three months ending June 30, 2019 represented 44% of revenue, compared to 40% a year ago. For the six months ending June 30, 2019, R&D expense, net represented 44% of revenue compared to 42% a year ago. The increase in R&D expense is primarily driven by increased employee headcount, higher payroll and an increase in outsourced development compared to the same period in 2018. Capitalization of technology development decreased to $0.7 million for the three months ended June 30, 2019 from $0.8 million for the three months ended June 30, 2018 and to $1.4 million from $1.6 million for the six months ended June 30, 2019.

Sales and Marketing. Sales and marketing expenses decreased $0.5 million, or 12%, and $0.8 million, or 9%, respectively, for the three and six months ended June 30, 2019, as compared to the corresponding periods last year. Sales and marketing expense for the three months ending June 30, 2019 represented 37% of revenue, compared to 44% a year ago. For the six months ending June 30, 2019, sales and marketing expense represented 38% of revenue compared to 49% a year ago. The decrease in sales and marketing expense was due to a reduction of overall sales and marketing headcount from 57 employees to 56 employees at the end of the second quarter 2019, as well as a reduction in overall marketing spend related to advertising and industry trade shows.

General and Administrative. General and administrative (G&A) expenses increased $0.5 million, or 23%, and $0.8 million, or 21%, respectively, for the three and six months ended June 30, 2019, as compared to the corresponding periods last year. G&A expense for the three months ending June 30, 2019 represented 25% of revenue, compared to 21% a year ago. For the six months ending June 30, 2019, sales and marketing expense represented 25% of revenue compared to 24% a year ago. The increase in G&A expense is mainly due to an increase in legal costs, as well as additional executive compensation related to the CEO transition that occurred during the second quarter of 2019.

Other Income (Expense), Net. Other income, net for the six months ended months ended June 30, 2019 was $0.2 million, compared to an expense of $0.0 million for corresponding periods last year. During the first quarter of 2019, we reached a financial settlement with the former shareholders of eleven related to the legal dispute regarding the amount and timing of the earn-out payments related to the acquisition of eleven (the “eleven settlement”). Since the financial settlement was less than the accrued interest and the unpaid earn-out consideration on the Company’s balance sheet, the difference was reflected as other income during the period. For additional information, please refer to Note 3 of the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

Financial Expense, Net. Financial expenses, net, increased $0.2 million, or 163%, and $0.2 million, or 228%, respectively, for the three and six months ended June 30, 2019, as compared to the corresponding periods last year. The increase in expense is due mainly to an increase in interest expenses associated with the convertible notes issued in December 2018, the associated interest expense for the three and six months ended June 30, 2019 was $0.1 million and $0.3 million. For additional information, please refer to Note 4 of the consolidated financial statements included elsewhere in this Quarterly Report. In addition, during the three and six months ended June 30, 2019 we also recorded expense of $0.2 million and $0.1 million resulting from the effect of foreign currency exchange rate fluctuation.

Effective Corporate Tax Rates

Corporate tax rates and real capital gains tax in Israel were 23% for the three months ended June 30, 2019 and 2018.

Our German subsidiary is subject to German tax at a consolidated rate of approximately 30%.

Other non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

We do not provide deferred tax liabilities when we intend to reinvest earnings of foreign subsidiaries indefinitely. As of June 30, 2019, there are no undistributed earnings of foreign subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily from our cash and cash equivalents and cash from operations. As of June 30, 2019 and December 31, 2018, we had approximately $12.4 million and $17.6 million of cash and cash equivalents, respectively.

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

Outlook

During 2019, we expect to continue to incur capital expenditures associated with R&D and data center infrastructure.  We generated a loss of $4.6 and $9.1 million for the three and six months ending June 30, 2019 and negative cash flow of $0.5 million from operating activities in the six months ending June 30, 2019, and have an accumulated deficit of $222.5 million as of June 30, 2019. We are planning to finance our operations from our existing and future working capital resources and to continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to us, and even if available, whether it will be on terms acceptable to us or in amounts required. Accordingly, our Board approved a contingency plan, to be effected if needed, in whole or in part, at its discretion, to allow us to continue our operations and meet our cash obligations. The contingency plan consists of cost reduction, which include mainly the following steps: reduction in consultants’ expenses, headcount, compensation paid to key management personnel and capital expenditures. We and the Board believe that our existing capital resources and other future measures that may be implemented, if so required, will be adequate to satisfy our expected liquidity requirements for at least twelve months from the filing date of this Quarterly Report.

Cash Flows from Operating Activities

Cash used in operating activities was $0.5 million for the six months ended June 30, 2019 as compared to $3.3 million for the six months ended June 30, 2018. The decrease in cash usage of $2.6 million was primarily due to one large 36-month and one large 12-month prepayment from two of Cyren’s largest Threat Intelligence customers during the first and second quarters of 2019, respectively. The prepayments are reflected on the balance sheet as an increase in short-term and long-term deferred revenue.

Cash Flows from Investing Activities

Cash used in investing activities was $2.4 million for the six months ended June 30, 2019 as compared to $3.3 million for the six months ended June 30, 2018. The decrease of $0.9 million was primarily due to a decrease in capital expenditures compared to the same period a year ago.

Cash Flows from Financing Activities

Cash used in financing activities was $2.2 million for the six months ended June 30, 2019 as compared to $0.3 million for the six months ended June 30, 2018. The increase of $1.9 million was primarily due to a payment of $2.7 million in conjunction with the eleven settlement which occurred in the first quarter of 2019. The eleven settlement was offset by an increase in 2019 of $0.2 million generated from the exercise of stock options in the period.

Working Capital

As of June 30, 2019, and 2018, we had positive working capital of $1.1 million and $5.7 million, respectively. The decrease in working capital during the three months ended June 30, 2019 as compared to the prior year is primarily due to our negative cash flow from operations and lower amounts of capital raised during the fourth quarter of 2018 compared to amounts of capital raised during the fourth quarter of 2017.

Convertible Notes

On December 5, 2018, we issued an aggregate $10.0 million principal amount of convertible notes in a private placement (the “Notes”) to affiliates of an existing minority institutional shareholder. The Notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The Notes have a 3-year term and mature in December 2021, unless converted in accordance with their terms prior to maturity. The Notes have a conversion price of $3.90 per share, which may be subject to adjustment using a weighted average ratchet mechanism based on the size and price of future capital raises and the total shares outstanding. In addition, the Notes would be subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price). The Company incurred interest expense for the six months ended June 30, 2019 of $0.3 million. In June 2019, the Company paid the first of the semi-annual interest payments totaling, $0.3 million, of which $0.2 was paid in cash and the remaining portion through the issuance of 35,950 shares.

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

On September 21, 2018 we filed a shelf registration statement on Form F-3 with the Securities and Exchange Commission (“SEC”), which we intend to convert to a Form S-3 during the third quarter of 2019. This registration statement enabled us to issue debt securities, ordinary shares, warrants or subscription rights up to an aggregate amount of $50 million. Under the rules governing shelf registration statements, once we convert the registration statement on Form F-3 to a registration statement on Form S-3, we will thereafter be able to file a prospectus supplement with the SEC which describes the amount and type of securities being offered each time we issue securities under the registration statement. No securities were issued under the registration statement on Form F-3 from September 21, 2018 through the date of the filing of this Quarterly Report.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2. Significant Accounting Policies to our consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2019. There have been no significant changes to these policies for the six months ended June 30, 2019, except as described in Note 2. Significant Accounting Policies to our condensed consolidated financial statements are included elsewhere in this Quarterly Report. The critical accounting policies requiring estimates, assumptions, and judgements that we believe have the most significant impact on our consolidated financial statements are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. We urge you to consider that statements which use the terms “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate”, “will” and similar expressions are intended to identify forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements regarding:

●	our expectations regarding increases in cost of revenue and operating expenses, including as a result of our anticipated investments in R&D;

●	our expectations regarding the timing of availability of our CIS solution to the market and the timing of its revenue impact;

●	our beliefs regarding the importance of R&D;

●	our expectation to lower the rate of R&D investment as a percentage of revenue in the future and to drive more revenue from existing solutions rather than by adding new solutions;

●	our expectations regarding reducing the historical rate of headcount growth and its resulting impact on our gross and operating margins over time;

●	our expectations regarding our business strategies, including our contingency plan;

●	our expectations regarding growth of our enterprise business and its expected impact on our business and operating results, including its contribution to our cash flow and return on investment;

●	our expectations regarding our capital expenditures for 2019;

●	our belief regarding the adequacy of our existing capital resources and other future measures to satisfy our expected liquidity requirements;

●	our anticipated increases in investments to grow our revenue;

●	our beliefs and expectations regarding existing and new threats, key challenges and opportunities in our industry and their impact on our business;

●	our expectations regarding the increase in utilization of our cloud infrastructure and the resulting impact on our gross margins;

●	our beliefs regarding factors that make our vision compelling to the IT security market;

●	our intention to convert our registration statement on Form F-3 to a registration statement on Form S-3;

●	our beliefs regarding our net operating loss carry-forwards; and

●	our expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to execute our business strategies;

●	lack of demand for our solutions, including as a result of actual or perceived decreases in levels of advanced cyber attacks;

●	our ability to manage our cost structure, avoid unanticipated liabilities and achieve profitability;

●	our ability to grow our revenues, including the ability of existing solutions to drive sufficient revenue;

●	our ability to attract new customers and increase revenue from existing customers;

●	market acceptance of our existing and new product offerings;

●	our ability to adapt to changing technological requirements and shifting preferences of our customers and their users;

●	our ability to successfully shift the focus of our product development and sales efforts to our CES solutions, while de-emphasizing our CWS offerings;

●	loss of any of our large customers;

●	adverse conditions in the national and global financial markets;

●	the impact of currency fluctuations;

●	political and other conditions in Israel that may limit our R&D activities;

●	our ability to successfully implement our contingency plan, if needed, and its ability to allow us to continue our operations and meet our cash obligations;

●	our ability to comply with applicable laws and regulations and the impact of changes in applicable laws and regulations, including tax legislation or policies;

●	economic, regulatory and political risks associated with our international operations;

●	the impact of our controlling shareholder’s decisions, which may differ with respect to our strategic direction; and

●	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2019. Based on such evaluation, such officers have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Securities and Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CYREN LTD.

August 14, 2019	/s/ Brett Jackson
Brett Jackson Chief Executive Officer
(Duly Authorized Officer)

August 14, 2019	/s/ J. Michael Myshrall
J. Michael Myshrall Chief Financial Officer
(Principal Financial Officer)