Form 10-Q
period 2019-09-30
CYREN Ltd.
filed 2019-11-13
CIK 1084577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 59,319,391 ordinary shares as of November 7, 2019.

i

CYREN LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2019

($USD in thousands, except share and per share amounts)

(Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,546	$17,571
Trade receivables (net of allowances for doubtful accounts of $21 and $20, respectively)	3,499	3,658
Deferred commissions	930	887
Prepaid expenses and other receivables ($- and $6 attributable to related parties)	1,329	778

Total current assets	15,304	22,894

LONG-TERM ASSETS:
Long-term deferred commissions	1,646	1,880
Long-term lease deposits	782	821
Operating lease right-of-use assets	8,974	-
Severance pay fund	610	503
Property and equipment, net	4,437	4,608
Intangible assets, net	8,667	8,802
Goodwill	19,904	20,519

Total long-term assets	45,020	37,133

Total assets	$60,324	$60,027

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,402	$1,668
Employees and payroll accruals	3,690	3,959
Accrued expenses and other liabilities	1,421	910
Operating lease liabilities	1,298	-
Earn-out consideration	-	2,926
Deferred revenues	9,270	5,773

Total current liabilities	17,081	15,236

LONG-TERM LIABILITIES:
Deferred revenues	2,944	503
Convertible notes	10,000	10,000
Long-term operating lease liabilities	7,993	-
Deferred tax liability	912	1,130
Accrued severance pay	778	598
Other liabilities	337	700

Total long-term liabilities	22,964	12,931

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares nominal value ILS 0.15 par value -
Authorized: 110,000,000 shares at September 30, 2019 (Unaudited) and 75,353,340 shares at December 31, 2018; Issued: 54,683,807 and 54,405,881 shares at September 30, 2019 (Unaudited) and December 31, 2018, respectively; Outstanding: 54,683,807 and 54,057,208 shares at September 30, 2019 (Unaudited) and December 31, 2018, respectively	2,099	2,097
Additional paid-in capital	246,554	245,570
Treasury shares at cost – 0 and 348,673 Ordinary shares at September 30, 2019 (Unaudited) and December 31, 2018, respectively	-	(998)
Accumulated other comprehensive loss	(2,384)	(1,666)
Accumulated deficit	(225,990)	(213,143)

Total shareholders’ equity	20,279	31,860

Total liabilities and shareholders’ equity	$60,324	$60,027

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	Unaudited		Unaudited

Revenues	$9,496	$9,562	$28,862	$26,388
Cost of revenues	3,712	3,670	11,501	10,684

Gross profit	5,784	5,892	17,361	15,704

Operating expenses:

Research and development, net (1)	3,516	4,336	11,990	11,355
Sales and marketing	3,027	3,931	10,473	12,133
General and administrative	2,484	2,166	7,314	6,151

Total operating expenses	9,027	10,433	29,777	29,639

Operating loss	(3,243)	(4,541)	(12,416)	(13,935)

Other income (expense), net	(3)	-	262	(17)
Financial income (expense), net	(321)	7	(642)	(91)

Loss before taxes on income	(3,567)	(4,534)	(12,796)	(14,043)
Tax benefit	37	107	117	201

Loss	$(3,530)	$(4,427)	$(12,679)	$(13,842)

Basic and diluted loss per share	$(0.06)	$(0.08)	$(0.23)	$(0.26)

Weighted average number of shares used in computing basic and diluted loss per share	54,554	53,679	54,389	53,503

(1)	Transactions with related parties are included in the line item above (refer to Footnote 7, Related Parties, of the Notes to Consolidated Financial Statements for additional information).

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	Unaudited		Unaudited

Loss	$(3,530)	$(4,427)	$(12,679)	$(13,842)

Other comprehensive income (loss):

Foreign currency translation adjustments	(622)	16	(718)	(291)

Comprehensive loss	$(4,152)	$(4,411)	$(13,397)	$(14,133)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ending September 30, 2018
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of June 30, 2018 (Unaudited)	53,524,247	$2,097	$245,176	$(2,762)	$(1,502)	$(202,854)	$40,155
Issuance of treasury shares upon exercise of options and vesting of restricted share units	478,491	-	(345)	1,608	-	(279)	984
Stock-based compensation related to employees, directors and consultants	-	-	358	-	-	-	358
Other comprehensive loss	-	-	-	-	16	-	16
Cumulative effect of accounting change	-	-	-	-	-	-	-
Loss	-	-	-	-	-	(4,427)	(4,427)
Balance as of September 30, 2018 (Unaudited)	54,002,738	$2,097	$245,189	$(1,154)	$(1,486)	$(207,560)	$37,086

	Nine months ending September 30, 2018
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2017	53,375,854	$2,097	$244,609	$(3,312)	$(1,195)	$(195,098)	$47,101
Issuance of treasury shares upon exercise of options and vesting of restricted share units	626,884	-	(451)	2,158	-	(431)	1,276
Stock-based compensation related to employees, directors and consultants	-	-	1,031	-	-	-	1,031
Other comprehensive loss	-	-	-	-	(291)	-	(291)
Cumulative effect of accounting change	-	-	-	-	-	1,811	1,811
Loss	-	-	-	-	-	(13,842)	(13,842)
Balance as of September 30, 2018 (Unaudited)	54,002,738	$2,097	$245,189	$(1,154)	$(1,486)	$(207,560)	$37,086

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (Continued)

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ending September 30, 2019
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of June 30, 2019	54,501,307	$2,098	$245,905	$-	$(1,762)	$(222,460)	$23,781
Issuance of treasury shares upon exercise of options and vesting of restricted share units	-	-	-	-	-	-	-
Issuance of ordinary shares upon exercise of options	182,500	1	230	-	-	-	231
Payment of interest in shares	-	-	-	-	-	-	-
Stock-based compensation related to employees, directors and consultants	-	-	419	-	-	-	419
Other comprehensive loss	-	-	-	-	(622)	-	(622)
Loss	-	-	-	-	-	(3,530)	(3,530)
Balance as of September 30, 2019 (Unaudited)	54,683,807	$2,099	$246,554	$-	$(2,384)	$(225,990)	$20,279

	Nine months ending September 30, 2019
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2018	54,057,208	$2,097	$245,570	$(998)	$(1,666)	$(213,143)	$31,860
Issuance of treasury shares upon exercise of options and vesting of restricted share units	348,673	-	(403)	998	-	(168)	427
Issuance of ordinary shares upon exercise of options	241,976	1	315	-	-	-	316
Payment of interest in shares	35,950	1	70	-	-	-	71
Stock-based compensation related to employees, directors and consultants	-	-	1,002	-	-	-	1,002
Other comprehensive loss	-	-	-	-	(718)	-	(718)
Loss	-	-	-	-	-	(12,679)	(12,679)
Balance as of September 30, 2019 (Unaudited)	54,683,807	$2,099	$246,554	$-	$(2,384)	$(225,990)	$20,279

(*)	Relates to foreign currency translation adjustments.

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Nine months ended September 30,
	2019	2018
	Unaudited
Cash flows from operating activities:

Loss	$(12,679)	$(13,842)
Adjustments to reconcile loss to net cash used in operating activities:
Loss on disposal of property and equipment	1	14
Depreciation	1,420	1,434
Stock-based compensation	1,002	1,031
Amortization of intangible assets	2,736	3,157
Amortization of deferred commissions	(909)	1,005
Amortization of operating lease right-of-use assets	1,051	-
Interest on convertible notes	424	-
Other expenses (income) related to the earn-out consideration	(257)	75
Deferred taxes, net	(182)	(152)

Changes in assets and liabilities:

Trade receivables	196	(292)
Prepaid expenses and other receivables	(607)	(392)
Deferred commissions	1,101	(1,797)
Change in long-term lease deposits	25	(110)
Trade payables	(264)	306
Employees and payroll accruals, accrued expenses and other liabilities	(185)	677
Deferred revenues	5,997	3,040
Accrued severance pay, net	73	(120)
Operating lease liabilities	(1,075)	-
Other long-term liabilities	(126)	71

Net cash used in operating activities	(2,258)	(5,895)

Cash flows from investing activities:

Proceeds from sale of property and equipment	1	-
Capitalization of technology, net of grants received	(2,462)	(1,844)
Purchase of property and equipment	(1,259)	(2,989)

Net cash used in investing activities	(3,720)	(4,833)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

($USD in thousands, except share and per share amounts)

(Unaudited)

	Nine months ended September 30,
	2019	2018
	Unaudited
Cash flows from financing activities:

Payment of earn-out consideration	(2,680)	(604)
Proceeds from options exercised	743	1,276

Net cash provided by (used in) financing activities	(1,937)	672

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(124)	(39)

Decrease in cash, cash equivalents and restricted cash	(8,039)	(10,095)
Cash, cash equivalents and restricted cash at the beginning of the period	18,156	24,228

Cash, cash equivalents and restricted cash at the end of the period	$10,117	$14,133

Supplemental cash flow disclosures:
Cash paid during the year for:
Taxes, net	$-	$162
Interest	553	92

Supplemental disclosure of non-cash transactions:

Purchase of property and equipment by credit	$(1)	$(32)

Issuance of shares for payment of interest on convertible notes	71	-

Net change in accrued payroll expenses related to capitalization of technology	(259)	(41)

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flow:

Cash and cash equivalents	$9,546	$13,527
Restricted cash included in long-term restricted lease deposits	571	606

Total cash, cash equivalents and restricted cash	$10,117	$14,133

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

The accompanying consolidated balance sheet as of September 30, 2019, the consolidated statements of operations, the consolidated statements of comprehensive loss and the statement of changes in shareholders’ equity for the three and nine months ended September 30, 2019 and 2018, as well as the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2019, as well as its results of operations for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for other interim periods or for future years.

b.	Over the past several years, the Company has devoted substantially most of its effort to research and development, product development and increasing revenues through additional investments in sales & marketing. The Company generated a loss of $3,530 and $12,679 for the three- and nine-months ending September 30, 2019, negative cash flow of $2,258 from operating activities in the nine months ended September 30, 2019 and has an accumulated deficit of $225,990 as of September 30, 2019. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. On September 11, 2019 Cyren announced a rights offering to shareholders of record on September 25 to raise gross proceeds of up to $12,500. On November 7, 2019 Cyren announced the closing of the offering that raised gross proceeds of $8,019, which will be used toward funding its operations in future quarters. There is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required. Accordingly, the Company’s Board previously approved a contingency plan, to be effected if needed, in whole or in part, at its discretion, to allow the Company to continue its operations and meet its cash obligations. The contingency plan consists of cost reduction, which include mainly the following steps: reduction in consultants’ expenses, headcount, compensation paid to key management personnel and capital expenditures. The Company and the Board believe that its existing capital resources and other future measures that may be implemented, if so required, will be adequate to satisfy its expected liquidity requirements for at least twelve months from the filing date of this Quarterly Report.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases” and requires lessees, to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective approach. For additional information regarding the Company’s accounting for leases, please refer to Note 3.

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

The Company has various operating leases for office space, vehicles that expire through 2030. Below is a summary of our operating right-of-use assets and operating lease liabilities as of September 30, 2019:

Operating lease right-of-use assets	$8,974

Operating lease liabilities, current	$1,298
Operating lease liabilities long-term	7,993

Total operating lease liabilities	$9,291

The short-term lease liabilities are included within accrued expenses and other short-term liabilities in the consolidated balance sheet.

Minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2019, are as follows:

Year ended December 31,
2019	$474
2020	1,863
2021	1,759
2022	1,206
2023	1,055
Thereafter	4,299

Total undiscounted lease payments	$10,656

Less: Interest	1,365

Present value of lease liabilities	9,291

Premises rent expense was $506 and $536 for the three months ended September 30, 2019 and 2018, respectively and $1,469 and $1,428 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the Company had an additional operating lease that had not yet commenced in the amount of $3,675. This operating lease will commence in the first quarter of 2020 with a lease term through 2029.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of September 30, 2019:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	2.75

Weighted average discount rate	4.16%

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

In connection with specific research and development, the Company received $3,699 of participation payments from the IIA through September 30, 2019. In return for the IIA’s participation in this program, the Company is committed to pay royalties at a rate of 3.5% of the program’s developed product sales, up to 100% of the amount of grants received plus interest at annual LIBOR rate. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties paid or accrued, totaled $2,717 and $2,734 as of September 30, 2019 and December 31, 2018 respectively.

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

In February 2019, the parties signed a settlement agreement to resolve all pending claims, and on February 28, 2019 the Company paid $2,680 to settle the earn-out consideration in full. The total amount paid to resolve all claims was $256 less than the accrued liability, which generated “other income” as previously reflected in the consolidated statement of operations for the period ending March 31, 2019.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 4:-	COMMITMENTS AND CONTINGENCIES (Cont.)

ii.	On September 28, 2017 a former vendor filed a Statement of Claim in the Tel Aviv District Court (the “SOC”). According to the vendor’s SOC, the Company entered into an agreement with the vendor for receipt of services, based on a database developed by the vendor. In September 2015, the Company terminated the agreement with the vendor, effective as of December 31, 2015. The vendor claims that the Company continues to make use of the vendor’s database post termination, thus breaching the agreement, infringing on the vendor’s rights and commercial secrets, and being unjustly enriched.

The vendor is claiming license fees of approximately $3,150 and an injunction relief ordering the Company and/or its customers to delete any remaining data and to cease from utilizing such data.

The Company denies all claims and filed a Statement of Defense on November 15, 2017. Pretrial was scheduled for May 15, 2018. In accordance with the court’s recommendation from November 28, 2017, the parties agreed to examine a non-binding mediation process and appointed a mediator. The parties agreed to conduct a third-party audit of the Company’s databases in the scope of the mediation and the audit is currently being conducted. At this early stage, the Company is unable to make any estimations as to the outcome of this litigation.

In September 2018 and January 2019, the same vendor filed a lawsuit against two of the Company’s customers in the United States. The vendor alleges that the clients misappropriated the vendor’s trade secrets and is seeking injunctive relief and monetary damages in an amount to be determined. Both customers contended that the allegations relate to the services they received from the Company, and the Company agreed to indemnify both clients against these claims. As such, the Company has taken over the representation in these lawsuits. On September 30, 2019, the court dismissed one of the lawsuits in its entirety for lack of personal jurisdiction and, in the second lawsuit, dismissed part of the claims with prejudice but granted the vendor the right to amend its other claims. On October 31, 2019, the vendor filed an amended complaint. At this early stage, the Company is unable to make any estimations as to the outcome of these litigations.

NOTE 5:-	ShareHOLDERS’ EQUITY

a.	General:

Ordinary shares confer upon their holders the right to receive notice to participate and vote in general shareholder meetings of the Company and to receive dividends, if declared.

b.	Issuance of new convertible notes:

On December 5, 2018 the Company issued $10,000 aggregate principal amount of convertible notes in a private offering. The notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes have a 3-year term and are expected to mature in December 2021, unless converted in accordance with their terms prior to maturity. The notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. On November 7, 2019 Cyren announced the closing of a rights offering that raised gross proceeds of $8,019. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.73. In addition, the notes would be subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price). The Company incurred interest expense for the nine months ended September 30, 2019 of $424. In June 2019, the Company paid the first of the semi-annual interest payments totaling, $287, of which $215 was paid in cash and the remaining portion through the issuance of 35,950 shares.

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

As of September 30, 2019, an aggregate of 6,165,694 ordinary shares of the Company are available for future grant under the Equity Incentive Plan. At the Company’s Annual Meeting on July 30, 2019, our shareholders approved an increase in the number of Ordinary Shares reserved for issuance under the 2016 Equity Incentive Plan and its respective Israeli Appendix to a total of 11,200,000.

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

As of September 30, 2019, an aggregate of 970,214 ordinary shares of the Company are still available for future grant to non-employee directors. At the Company’s Annual Meeting on July 30, 2019, our shareholders approved an increase in the number of Ordinary Shares reserved for issuance under the Non-Employee Director Plan and its respective Israeli Appendix to a total of 1,150,000 Ordinary Shares.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

e.	A summary of the Company’s employees and directors’ stock option activity under the plans is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at December 31, 2018	6,474,982	$2.28	3.39	$4,475

Granted	2,342,500	1.94
Exercised	(470,899)	1.58
Expired and forfeited	(858,452)	2.56

Outstanding at September 30, 2019	7,488,131	$2.19	3.70	$184

Options vested and expected to vest at September 30, 2019	7,166,054	$2.23	3.62	$178

Exercisable options at September 30, 2019	4,260,186	$2.31	2.41	$133

Weighted average fair value of options granted during the quarter		$0.73

As of September 30, 2019, the Company had $2,635 of unrecognized compensation expense related to non-vested stock options granted to employees and directors, expected to be recognized over a remaining weighted average period of 3.15 years.

f.	The employee and director options outstanding as of September 30, 2019, have been separated into ranges of exercise prices, as follows:

Outstanding				Exercisable
		Weighted average remaining contractual	Weighted average exercise		Weighted average exercise
	Options	life in	price per	Options	price per
Exercise price per share	outstanding	years	share	exercisable	share

$1.44 - $1.93	1,961,531	4.32	$1.61	951,031	$1.57
$2.00 - $2.13	2,402,571	4.30	$2.06	1,322,571	$2.03
$2.14 - $2.79	1,634,529	3.23	$2.48	865,713	$2.55
$2.90 - $3.07	1,169,000	2.86	$2.97	812,371	$2.99
$3.20 - $3.32	320,500	0.79	$3.32	308,500	$3.32

	7,488,131	3.70	$2.23	4,260,186	$2.31

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

g	Options to non-employees:

Issuance date	Options outstanding	Exercise price per share	Options exercisable	Exercisable through

May 14, 2014	3,000	$3.32	3,000	May-20
February 18, 2015	3,000	$3.00	3,000	Feb-21
February 10, 2016	40,000	$1.44	40,000	Feb-22
January 24, 2017	25,000	$2.00	25,000	Jan-23

	71,000		71,000

The options vest and become exercisable at a rate of 1/16 of the options every three months.

h.	A summary of the Company’s RSUs activity for employees, directors and non-employees under the plans is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Awarded and unvested at December 31, 2018	479,000	$2.47

Granted	1,421,382	2.00
Vested	(119,750)	2.47
Forfeited	(42,250)	2.30

Awarded and unvested at September 30, 2019	1,739,382	$2.09

As of September 30, 2019, the Company had approximately $3,217 of unrecognized compensation expense related to RSUs, expected to be recognized over a weighted average period of 3.38 years.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

i.	The total stock-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three months ended September 30,		Nine months ended September 30
	2019	2018	2019	2018
	Unaudited		Unaudited

Cost of revenues	$36	$48	$98	124
Research and development	78	105	203	297
Sales and marketing	51	96	148	293
General and administrative	254	109	553	317

	$419	$358	$1,002	$1,031

NOTE 6:-	SEGMENT AND GEOGRAPHIC INFORMATION

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of professional services, maintenance and technical support (see note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

a.	The following sets forth total revenue by geographic area based on billing address of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

United States	$4,470	$4,505	$13,552	$11,620
Europe	3,043	3,033	9,190	9,635
Asia Pacific	661	733	1,930	2,199
Israel	1,251	1,214	3,971	2,506
Other	71	77	219	428

	$9,496	$9,562	$28,862	$26,388

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 6:-	SEGMENT AND GEOGRAPHIC INFORMATION (Cont.)

b.	Major customers:

During the quarter ended September 30, 2019, 20% of the Company’s revenues were derived from customer A. During the quarter ended September 30, 2018, 20% of the Company’s revenues were derived from customer A.

c.	The following sets forth the Company’s property and equipment by geographic area:

	September 30,	December 31
	2019	2018
	Unaudited

Israel	$1,367	$1,217
United States	1,701	1,623
Germany	1,096	1,453
Other	273	315

	$4,437	$4,608

NOTE 7:-	RELATED PARTIES

a.	Balances with related parties:

	September 30,	December 31,
	2019	2018
	Unaudited

Prepaid expenses (*)	$-	$6

(*)	Related to a software license agreement with a related party. See note 7b. for further details.

b.	Transactions with related parties:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	Unaudited		Unaudited

Software licensing expenses (**)	$-	$-	$-	$6

(**)	Expenses arising from a software licensing agreement which was executed in March 2017. At the time of execution, the vendor was not a related party. On December 24, 2017, upon completion of the tender offer by WP, the vendor became a related party. The expenses were recorded under research and development expenses net, on the consolidated statements of operations. The agreement ended March 31, 2019 and has not been renewed.

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

Cyren’s cloud security services are sold into two markets:

●

Cyren Cloud Security (CCS) – this SaaS security platform is designed for enterprise customers and is sold either directly or through channel partners. Cyren Cloud Security (CCS) services currently include Email Security (CES), Web Security (CWS), DNS Security, and Cloud Sandboxing. Each of these service offerings may be purchased separately, or as part of a bundled suite. All products are sold on a per-user SaaS subscription model, providing customers with a quick-to-deploy, easy-to-manage solution and a low total cost of ownership. We market and sell our solutions worldwide both directly through our sales teams and indirectly through our Partner Program where our sales organization actively assists our network of distributors and resellers.

During the first half of 2019, Cyren decided to focus its product development and sales efforts on products that are derived from its Cloud Email Security solutions, and as such, will be de-emphasizing standalone and bundled Web Security (CWS) offerings. The Company will continue to support existing CWS customers through the end of 2020 but is no longer pursuing new sales of these services.

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

RESULTS OF OPERATIONS

The following table sets forth financial data for the three and nine months ended September 30, 2019 and 2018. Percentages may not add due to rounding.

	Three months ended September 30				Nine months ended September 30
	2019	%	2018	%	2019	%	2018	%
	Unaudited		Unaudited		Unaudited		Unaudited

Revenues	$9,496	100%	$9,562	100%	$28,862	100%	$26,388	100%
Cost of revenues	3,712	39%	3,670	38%	11,501	40%	10,684	40%

Gross profit	5,784	61%	5,892	62%	17,361	60%	15,704	60%

Operating expenses:

Research and development, net	3,516	37%	4,336	45%	11,990	42%	11,355	43%
Sales and marketing	3,027	32%	3,931	41%	10,473	36%	12,133	46%
General and administrative	2,484	26%	2,166	23%	7,314	25%	6,151	23%

Total operating expenses	9,027	95%	10,433	109%	29,777	103%	29,639	112%
Operating loss	(3,243)	-34%	(4,541)	-47%	(12,416)	-43%	(13,935)	-53%
Other income (expense), net	(3)	0%	-	0%	262	1%	(17)	0%
Financial expense, net	(321)	-3%	7	0%	(642)	-2%	(91)	0%

Loss before taxes	(3,567)	-38%	(4,534)	-47%	(12,796)	-44%	(14,043)	-53%
Tax benefit	37	0%	107	1%	117	0%	201	1%

Net loss	$(3,530)	-37%	$(4,427)	-46%	$(12,679)	-44%	$(13,842)	-52%

Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018

Revenues. Revenues decreased $0.1 million or 1%, and increased $2.5 million or 9%, respectively, for the three and nine months ended September 30, 2019 as compared to the corresponding periods last year. The year over year increase was primarily driven by contract expansions with a large Threat Intelligence customer which was signed during the fourth quarter of 2018, as well as new and upsell contracts in the enterprise business during the second half of 2018. These increases were offset by a small number of customer terminations in the Threat Intelligence and enterprise businesses, but overall contract renewal rates were consistent with prior periods.

Cost of Revenues. Cost of revenues for the three and nine months ended September 30, 2019 increased $0.0 million, or 1%, and $0.8 million or 8%, respectively, as compared to the corresponding periods last year.

For the three months ended September 30, 2019 cost of revenues represented 39% of revenue, compared to 38% during the prior year, and accordingly gross margins for the period were 61% for the three months ended September 30, 2019 compared to 62% for the same period in the prior year. For the nine months ended September 30, 2019 cost of revenues represented 40% of revenue, compared to 40% during the prior year, and accordingly gross margins for the period were 60% for the nine months ended September 30, 2019 compared to 60% for the same period in the prior year. The increase in cost of revenues is the result of continued investment in our global network and data centers, as well as additional payroll expense in our Support and Operations groups compared to the prior year. During the period, there was a slight decrease in amortization of capitalized development expenses for the three and nine months ended September 30, 2019 to $0.8 million from $0.9 million and to $2.4 million from $2.7 million during the prior year, respectively.

Operating Expenses. Overall operating expenses decreased $1.4 million or 13%, and increased $0.1 million or 0%, respectively, for the three and nine months ended September 30, 2019 as compared to the corresponding periods last year.

Operating expenses for the three months ended September 30, 2019 represented 95% of revenue, compared to 109% during the prior year. For the nine months ended September 30, 2019, operating expenses represented 103% of revenue, compared to 112% during the prior year. The decrease in the quarter over quarter operating expenses was primarily due to a decrease in employee headcount by seven employees in Q3 2019 from Q2 2019, whereas Q3 2018 from Q2 2018 saw an increase by 20 employees. Overall, within R&D and operating expenses, there were 255 employees at the end of September 30, 2019, compared to 251 employees at the end of September 30, 2018, which accounted for the slight increase in year-to-date expenses.

Research and Development, Net. Research and development expenses, net decrease $0.8 million, and increased $0.6 million or 6%, respectively for the three and none months ended September 30, 2019 as compared to the corresponding periods last year. R&D expense, net for the three months ending September 30, 2019 represented 37% of revenue, compared to 45% a year ago. For the nine months ending September 30, 2019, R&D expense, net represented 42% of revenue compared to 43% a year ago. The increase in R&D expense is primarily driven by increased employee headcount, higher payroll and an increase in outsourced development compared to the same period in 2018. Capitalization of technology development increased to $1.2 million for the three months ended September 30, 2019 from $0.2 million for the three months ended September 30, 2018 and to $2.6 million from $1.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Sales and Marketing. Sales and marketing expenses decreased $0.9 million, or 23%, and $1.7 million, or 14%, respectively, for the three and nine months ended September 30, 2019, as compared to the corresponding periods last year. Sales and marketing expense for the three months ending September 30, 2019 represented 32% of revenue, compared to 41% a year ago. For the nine months ending September 30, 2019, sales and marketing expense represented 36% of revenue compared to 46% a year ago. The decrease in sales and marketing expense was primarily due to a reduction of overall sales and marketing headcount by six employees at the end of the third quarter 2019 compared to the same period a year ago, as well as a reduction in overall marketing spend related to advertising and industry trade shows.

General and Administrative. General and administrative (G&A) expenses increased $0.3 million, or 15%, and $1.2 million, or 19%, respectively, for the three and nine months ended September 30, 2019, as compared to the corresponding periods last year. G&A expense for the three months ending September 30, 2019 represented 26% of revenue, compared to 23% a year ago. For the nine months ending September 30, 2019, sales and marketing expense represented 25% of revenue compared to 23% a year ago. The increase in G&A expense is mainly due to an increase in legal costs, as well as additional stock-based compensation related to the change in CEO that occurred in the second quarter of 2019.

Other Income (Expense), Net. Other income, net for the nine months ended months ended September 30, 2019 was $0.2 million, compared to an expense of $0.0 million for corresponding periods last year. During the first quarter of 2019, we reached a financial settlement with the former shareholders of eleven related to the legal dispute regarding the amount and timing of the earn-out payments related to the acquisition of eleven (the “eleven settlement”). Since the financial settlement was less than the accrued interest and the unpaid earn-out consideration on the Company’s balance sheet, the difference was reflected as other income during the period. For additional information, please refer to Note 4 of the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

Financial Expense, Net. Financial expenses, net, increased $0.3 million, or 4,686%, and $0.5 million, or 605%, respectively, for the three and nine months ended September 30, 2019, as compared to the corresponding periods last year. The increase in expense is due mainly to an increase in interest expenses associated with the convertible notes issued in December 2018, the associated interest expense for the three and nine months ended September 30, 2019 was $0.1 million and $0.4 million. For additional information, please refer to Note 5 of the consolidated financial statements included elsewhere in this Quarterly Report. In addition, during the three and nine months ended September 30, 2019 we also recorded expense of $0.2 million and $0.3 million resulting from the effect of foreign currency exchange rate fluctuation.

Effective Corporate Tax Rates

Corporate tax rates and real capital gains tax in Israel were 23% for the three months ended September 30, 2019 and 2018.

Our German subsidiary is subject to German tax at a consolidated rate of approximately 30%.

Other non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

We do not provide deferred tax liabilities when we intend to reinvest earnings of foreign subsidiaries indefinitely. As of September 30, 2019, there are no undistributed earnings of foreign subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily from our cash and cash equivalents and cash from operations. As of September 30, 2019, and December 31, 2018, we had approximately $9.5 million and $17.6 million of cash and cash equivalents, respectively.

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

Outlook

During 2019, we expect to continue to incur capital expenditures associated with R&D and data center infrastructure.  We generated a loss of $3.5 and $12.7 million for the three- and nine-months ending September 30, 2019 and negative cash flow of $2.3 million from operating activities in the nine months ending September 30, 2019 and have an accumulated deficit of $226.0 million as of September 30, 2019. We are planning to finance our operations from our existing and future working capital resources and to continue to evaluate additional sources of capital and financing. On September 11, 2019 Cyren announced a rights offering to shareholders of record on September 25 to raise gross proceeds of up to $12.5 million. On November 7, 2019 Cyren announced the closing of the offering that raised gross proceeds of $8.0 million, which will be used toward funding its operations in future quarters. There is no assurance that additional capital and/or financing will be available to us, and even if available, whether it will be on terms acceptable to us or in amounts required. Accordingly, our Board previously approved a contingency plan, to be effected if needed, in whole or in part, at its discretion, to allow us to continue our operations and meet our cash obligations. The contingency plan consists of cost reduction, which include mainly the following steps: reduction in consultants’ expenses, headcount, compensation paid to key management personnel and capital expenditures. We and the Board believe that our existing capital resources and other future measures that may be implemented, if so required, will be adequate to satisfy our expected liquidity requirements for at least twelve months from the filing date of this Quarterly Report.

Cash Flows from Operating Activities

Cash used in operating activities was $2.3 million for the nine months ended September 30, 2019 as compared to $5.9 million for the nine months ended September 30, 2018. The decrease in cash usage of $3.6 million was primarily due to one large 36-month and one large 12-month prepayment from two of Cyren’s largest Threat Intelligence customers during the first and second quarters of 2019, respectively. The prepayments are reflected on the balance sheet as an increase in short-term and long-term deferred revenue.

Cash Flows from Investing Activities

Cash used in investing activities was $3.7 million for the nine months ended September 30, 2019 as compared to $4.8 million for the nine months ended September 30, 2018. The decrease of $1.1 million was primarily due to a decrease in capital expenditures compared to the same period a year ago.

Cash Flows from Financing Activities

Cash used in financing activities was $1.9 million for the nine months ended September 30, 2019 as compared to cash provided of $0.7 million for the nine months ended September 30, 2018. The increase of $2.6 million was primarily due to a payment of $2.7 million in conjunction with the eleven settlement which occurred in the first quarter of 2019. The eleven settlement was offset by a decrease in 2019 of $0.5 million generated from the exercise of stock options in the period.

Working Capital

As of September 30, 2019, we had negative working capital of $2.2 million and as of September 30, 2018, we have positive $2.1 million, respectively. The decrease in working capital during the nine months ended September 30, 2019 as compared to the prior year is primarily due to our negative cash flow from operations and lower amounts of capital raised during the fourth quarter of 2018 and in 2019 compared to amounts of capital raised during the fourth quarter of 2017.

Convertible Notes

On December 5, 2018, we issued an aggregate $10.0 million principal amount of convertible notes in a private placement (the “Notes”) to affiliates of an existing minority institutional shareholder. The Notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The Notes have a 3-year term and mature in December 2021, unless converted in accordance with their terms prior to maturity. The Notes had a conversion price of $3.90 per share, which was subject to adjustment using a weighted average ratchet mechanism based on the size and price of future capital raises and the total shares outstanding. As a result of the Company’s rights offering which closed on November 6, 2019, the conversion price of the convertible notes was adjusted to $3.73. In addition, the Notes would be subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price). The Company incurred interest expense for the nine months ended September 30, 2019 of $0.4 million. In June 2019, the Company paid the first of the semi-annual interest payments totaling, $0.3 million, of which $0.2 was paid in cash and the remaining portion through the issuance of 35,950 shares.

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

Registration Statements

In connection with a previously disclosed private placement in November 2017 in which we issued approximately 10.6 million ordinary shares to an entity controlled by funds affiliated with Warburg Pincus, we and Warburg Pincus entered into a registration rights agreement which, among other things, provides Warburg Pincus with three demand registration rights, piggyback and shelf registration rights. The demand registration rights became exercisable as of August 6, 2018, subject to certain customary blackout periods. In addition, as of November 6, 2019, we will be required to file a shelf registration statement covering the sale of Warburg Pincus’s shares if requested by Warburg Pincus.

On September 21, 2018 we filed a shelf registration statement on Form F-3 with the Securities and Exchange Commission (“SEC”), which we converted to a Form S-3 on August 16, 2019. This registration statement enables us to issue debt securities, ordinary shares, warrants or subscription rights up to an aggregate amount of $50 million. Under the rules governing shelf registration statements, we are now able to file prospectus supplements with the SEC which describe the amount and type of securities being offered each time we issue securities under the registration statement. No securities were issued under the registration statement on Form F-3. In November 2019, we issued shares as part of our rights offerings using our Form S-3 as described below.

Rights Offering

In October 2019, the Company announced that it commenced the previously announced rights offering to raise gross proceeds of approximately $12.5 million (the “Rights Offering”). Under the terms of the Rights Offering, the holders of the Company’s ordinary shares as of 5:00 p.m., New York City time, on September 25, 2019, the record date for the Rights Offering, received one subscription right (a “Right”) for every 7.55 ordinary shares held, as more fully described in the prospectus supplement to our Form S-3 filed with the SEC. Each Right entitled a holder to purchase one ordinary share at a subscription price of $1.73 per share. A maximum of 7,240,808 ordinary shares could be issued pursuant to the Rights Offering, representing approximately 13.2% of the currently issued and outstanding ordinary shares. No fractional Rights were issued in the Rights Offering; any fractional Rights were rounded down to the nearest whole Right. The Rights Offering also included an over-subscription right which entitled all shareholders to purchase additional ordinary shares that remain unsubscribed for at the expiration of the Rights Offering. The Company expects to use the proceeds from the Rights Offering for general working capital purposes.

The Company’s majority shareholder, WP XII Investments B.V., an entity controlled by funds affiliated with Warburg Pincus, LLC (“Warburg Pincus”) provided a commitment to the Company in which it committed to subscribe for ordinary shares for an aggregate amount of at least $8,000,000 of ordinary shares pursuant to its basic subscription rights and over-subscription rights. Warburg Pincus did not receive any fee in connection with its commitment.

On November 7, 2019 Cyren announced the closing of the offering that raised gross proceeds of $8,019,560, which will be used toward funding its operations in future quarters.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2. Significant Accounting Policies to our consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2019. There have been no significant changes to these policies for the nine months ended September 30, 2019, except as described in Note 2. Significant Accounting Policies to our condensed consolidated financial statements are included elsewhere in this Quarterly Report. The critical accounting policies requiring estimates, assumptions, and judgements that we believe have the most significant impact on our consolidated financial statements are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2019. Based on such evaluation, such officers have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Securities and Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CYREN LTD.

November 13, 2019	/s/ Brett Jackson
Brett Jackson Chief Executive Officer
(Duly Authorized Officer)

November 13, 2019	/s/ J. Michael Myshrall
J. Michael Myshrall Chief Financial Officer
(Principal Financial Officer)