Form 10-K
period 2019-12-31
CYREN Ltd.
filed 2020-03-30
CIK 1084577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $45.6 million as of June 30, 2019.

The number of shares outstanding of the Registrant’s ordinary shares (as of February 29, 2020): Ordinary Shares — 59,946,350.

Documents Incorporated By Reference

None

i

PART I

ITEM 1. BUSINESS

Unless otherwise indicated, all references in this document to “Cyren”, “the Company,” “we,” “us” or “our” are to Cyren Ltd., and its consolidated subsidiaries, namely Cyren Inc., Cyren Iceland hf, Cyren UK Ltd., and Cyren Gesellschaft GmbH.

General

Purpose built for the cloud, Cyren is an early pioneer and leading innovator of Software-as-a-Service (SaaS) security solutions that protect businesses, their employees and customers against threats from email and the web.

Cyren’s cloud-based approach to security sets us apart from other vendors in the market. Our security solutions are architected around the fundamental belief that cybersecurity is a race against time – and the cloud best enables the speed, sophistication and advanced automation needed to detect and block threats as they emerge on the internet. As more and more businesses move their data and applications to the cloud, they need a security provider that is able to keep pace.

Today’s security threats are more prevalent and stealthier than ever. As cybercrime has become more sophisticated, every malware, phishing and ransomware variant is unique, making it more difficult to detect attacks. While organizations have traditionally protected their users with gateway security appliances at their network perimeter, more frequent and evasive attacks combined with a more distributed workforce are reducing the effectiveness of this approach. Traditional appliances lack the real-time threat intelligence and processing power to detect emerging threats, and the growth of mobile devices and an increasingly distributed workforce mean that more and more business is conducted outside of the traditional network perimeter. As a result, when new attacks appear in a matter of seconds, legacy appliances can leave companies vulnerable for hours, days or even weeks.

Our Offerings

Cyren’s cloud security products and services fall into three categories:

●	Cyren Threat Detection Services – these services detect a variety of threats in email and from the web, and are embedded into products from the world’s leading technology and security vendors. Cyren Threat Detection Services include our Email Security Detection Engine, Malware Detection Engine, Web Security Engine, and Threat Analysis Service.

●	Cyren Threat Intelligence Feeds – Cyren’s threat intelligence feeds provide valuable threat intelligence data that can be used by enterprise or OEM customers to support threat detection, threat hunting and incident response. Cyren’s threat intelligence feed offerings include IP Reputation Intelligence, Phishing Intelligence, Malware Intelligence and Zombie Intelligence.

●	Cyren Enterprise Email Security Products – these include cloud-based solutions designed for enterprise customers, and are sold either directly or through channel partners. Cyren enterprise email security products include Cyren Email Security, a cloud-based secure email gateway and Cyren Inbox Security, an anti-phishing product for Office 365.

All of Cyren’s security products are powered by Cyren GlobalView, Cyren’s global security cloud that identifies emerging threats on a global basis, in real-time. GlobalView analyzes billions of security transactions each day and rapidly detects a variety of threats in email, files and from the web. By inspecting internet traffic in the cloud, Cyren identifies threats as they emerge, stopping them before they reach users. Google, Microsoft and Check Point are just a few of the organizations that depend on Cyren to power their security infrastructure.

Cyren GlobalView

With a massive volume of customer traffic flowing through it every day, from more than 180 countries, GlobalView is able to identify emerging threats on the internet within seconds. The key to GlobalView’s detection capabilities include:

(i)	Massive Security Data Flow – Everyday, Cyren processes billions of security transactions generated by over 1.3 billion users worldwide to detect cyber threats as they emerge – including thousands of new IP addresses, phishing sites and URLs. As a result, Cyren is able to identify new and emerging threats in seconds.

(ii)	Comprehensive Detection Technologies – Cyren’s family of proprietary detection engines leverage big data analytics, advanced heuristics, Recurrent Pattern Detection (RPD), and behavioral sandboxing, all tied together in a single-pass streaming architecture that applies these detection techniques in parallel. Distributed, massively scalable, and fault tolerant, this approach delivers fully automated real-time threat identification across web, DNS, email, and files.

(iii)	Advanced Cyber Intelligence – Real-time, actionable cyber intelligence services are used by over 100 technology and security providers including Google, Microsoft and Check Point. The breadth and accuracy of our security cloud identifies more than 300 million threats each day, and enables protection from malicious messages, hosts and websites.

Figure 1: Cyren Threat Intelligence Services include threat detection engines, threat intelligence data feeds and our threat analysis services which are connected through the GlobalView security cloud.

Threat Detection Services

Used and trusted by many of the world’s leading technology, network and security vendors, Cyren Threat Detection Services empower technology companies with the real-time detection capabilities enabled by our threat detection engines and our GlobalView threat intelligence network, backed by a dedicated technical and commercial support model. Our globally comprehensive and unique insights into current and emerging threats are provided as individual cyber intelligence services:

Email Security Engine – Our embedded email security includes a complete set of protection that can be deployed in a wide range of configurations. Suitable as a core security offering or as a complementary layer, the flexible engine easily integrates into existing platforms, minimizing costs without affecting performance. Available services include:

●	Anti-Spam Inbound Service

●	Anti-Spam Outbound Service

●	IP Reputation Service for Email

●	Virus Outbreak Detection for Email

Malware Detection Engine – Our malware detection capabilities are used to detect the latest viruses, malware, ransomware, and advanced threats that are used by hackers to infiltrate an enterprise’s network. Our SDK can scan and classify objects including files, scripts, emails, and web-based threats, and use cases include email scanning, UTM and firewall appliances, and anti-malware software applications. Cyren’s malware detection engine is used to protect email applications.

Web Security Engine – Our web security engine is used by customers to provide URL classification for web browser filtering and safe search capabilities. Cyren provides dozens of URL categories and classifications, with a unique capability for security-based URL classifications. Use cases for Cyren web security engine include UTM and firewall appliances, endpoint filtering software applications, and cloud-based web filtering.

Threat Analysis Service – Cyren’s advanced Threat Analysis Service delivers outstanding detection of the most advanced cyber threats. Cyren’s technology uses a patented, cloud-based, multi-sandbox array which includes multi-stage hash threat lookup, file analysis, and full sandbox detonation. The service includes file analysis and threat reporting on an individual file or aggregate basis and can be used by OEMs as well as enterprise customers.

Cyren Threat Intelligence Feeds

Cyren’s Threat Detection Services generate billions of security transactions each day within the GlobalView network. OEM partners and enterprise customers can benefit from the millions of unique threats that are detected each day by subscribing to Cyren’s real-time Threat Intelligence data feeds to supplement their security solutions and improve their overall threat posture. Cyren’s Threat Intelligence data feeds include the following discrete offerings:

●	Real-Time Phishing Intelligence

●	Real-Time Malware File Intelligence

●	Real-Time IP Reputation Intelligence

●	Real-Time Malware URL Intelligence

●	Real Time Zombie Host Intelligence

Cyren Enterprise Security Products

Cyren has historically provided SMB and enterprise customers a broad set of internet security services from a common integrated platform called Cyren Cloud Security (CCS). CCS applications included Cyren Web Security (a SaaS secure web gateway), Cyren Email Security (a SaaS secure email gateway), Cyren DNS Security (a SaaS DNS web filtering solution), and Cyren Cloud Sandboxing (an advanced threat protection service integrated into Cyren Web Security and Cyren Email Security, and also available as a standalone service). These products were available on the CCS platform, leveraging shared threat detection services, a common policy framework, integrated reporting, customer onboarding and license management. All products were sold on a per-user SaaS subscription model, providing customers with a quick-to-deploy, easy-to-manage solution and a low total cost of ownership.

During 2019, Cyren revised its enterprise product strategy to focus on email security solutions, threat detection services, threat intelligence and cloud sandbox threat analysis, and began to de-emphasize standalone and bundled Web Security (CWS) offerings. Cyren will continue to support existing CWS customers through the end of 2020 but is no longer pursuing new sales of this product.

Cyren’s current and anticipated Enterprise Security products include:

Cyren Email Security (CES) – a cloud-based secure email gateway that works well with both on premise and cloud-based business email, Cyren Email Security filters an organization’s inbound and outbound email to protect users from security threats and spam. Inbound email security protects against malware, phishing, business email compromise, and more, with advanced threat protection from cloud sandboxing, malware outbreak protection and time-of-click analysis. Support for SPF (Sender Policy Framework) provides sender validation to prevent email spoofing, while policy-based encryption protects sensitive email communications. Outbound protections block botnet-infected devices from sending malware or spam from a customer’s domain.

Cyren Threat Explorer – an advanced layer of security that augments Cyren’s web and email security services, Cyren Threat Explorer is a cloud-based sandbox designed to protect businesses against breaches and data loss from today’s most sophisticated and evasive threats. Cyren Threat Explorer “detonates” suspicious files and URLs to determine if they are malicious, even threats that have never been seen before, including zero-day exploits, targeted attacks, and advanced persistent threats. Because these kinds of threats are increasingly “sandbox aware” as hackers use diverse strategies to evade detection by traditional sandboxing appliances, Cyren’s unique cloud sandbox array technology automatically detonates these malicious files and embedded URLs across multiple different sandboxes until they express their full set of behaviors.

Figure 2: Cyren Inbox Security offers advanced phishing security for Office 365 – continuously monitors, detects and remediates user inboxes for today’s evasive phishing attacks.

Cyren Inbox Security (CIS) – Since 2018, Cyren has been developing an anti-phishing solution targeted at enterprise customers using Office 365 in a market segment that Gartner has defined as Cloud Email Security Supplements (CESS)(1). Cyren’s CESS solution, Cyren Inbox Security (CIS), is expected to be generally available during the second quarter of 2020.

By utilizing the native API integration offered by Office 365, Cyren is able to detect email-based phishing threats on a continuous basis, as well as provide a powerful set of remediation capabilities to identify and mitigate the types of phishing messages which legacy perimeter defenses find challenging to stop, including:

●	Phishing emails utilizing evasive techniques, like delayed URL activation, URLs hidden in attachments, use of strong encryption, use of real and valid SSL certificates, etc;

●	Spoofed spear phishing messages impersonating employees or trusted partners;

●	BEC and CEO fraud and other targeted social engineering attacks; and

●	New zero-day phishing campaigns and account takeovers.

(1) Gartner Market Guide for Email Security (Neil Wynne, Peter Firstbrook, Published 6 June 2019).

Sales and Marketing

Cyren’s cloud security solutions are sold into two markets:

●	OEM/Embedded Security (Security product vendors, email providers, MSPs/MMSPs)

○	In this market segment, our customers embed Cyren Threat Detection Services and Threat Intelligence Feeds into their infrastructure and/or products to protect their customers and users.

●	Enterprise

○	In this market segment, Cyren provides enterprise customers email security products, threat intelligence and cloud-based sandbox threat analysis to protect their employees, data and IP.

OEM/Embedded Security Market

Sales

We target two primary segments to sell our Threat Detection Services and Threat Intelligence Feeds:

●	Service providers. Organizations offering internet access or email services that need to protect their customers from internet threats. For these partners, we offer carrier-class email security, web security, and advanced threat protection services that can be integrated into their large-scale, high performance infrastructures.

●	Security vendors. Network equipment and security vendors offering endpoint, gateway, and cloud-based solutions that need to augment their security capabilities or integrate third party best-of-breed internet security capabilities into their products. For these partners, we offer cloud-based APIs and SDKs for email security, web security, endpoint protection, and advanced threat protection that can be integrated into their on-premise appliances or cloud solutions.

Our sales team for these segments are organized by geographic regions, including Europe, the Middle East and Africa (EMEA), North America, and Asia Pacific. The sales process for these segments entails consultative, technical business development engagements working with partner product management and engineering teams to architect and integrate our solutions into their products. Our OEM installed base of customers consists of approximately 100 customers, many of whom consume multiple services and have been customers of Cyren for over 10 years.

Enterprise Market

Sales

Our sales and marketing programs are organized by geographic regions, including EMEA and North America.

We sell through both direct and indirect channels, including value added resellers and managed service providers:

●	Direct sales. We market and sell our solutions to enterprise customers directly through our direct sales teams, as well as indirectly through channels where our sales organization actively works with our network of distributors and resellers. Our sales personnel are located in North America and EMEA.

●	Reseller channel. We engage value-added resellers via a two-tier distribution model, where resellers purchase Cyren services through their distribution partner, as opposed to directly from us, and distributors provide sales support services such as technical support, education, training and financial services. Our reseller partners maintain relationships with their customers throughout the territories in which they operate, providing them with services and third-party solutions to help meet their evolving security requirements. As such, these partners act as a direct conduit through which we can connect with these prospective customers to offer our solutions.

●	Managed service providers. Unlike many other security products on the market today, Cyren’s platform is architected as an integrated platform offering multi-tenant cloud services and delegated administration. This enables MSPs to operate our services on behalf of multiple customers, allowing them to deliver turnkey internet security services to their customer bases.

Marketing

We execute marketing programs to build awareness and encourage customer adoption of our solutions. Our marketing programs include a variety of digital marketing, advertising, conferences, events, white-papers, public relations activities and web-based seminar campaigns targeted at key decision makers within our prospective customers. We offer free online diagnostic tools to identify security gaps, free trials, and competitive evaluations to allow prospective customers to experience the quality of our solutions, to learn in detail about the features and functionality of our suite, and to quantify the potential benefits of our solutions.

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

In 2004, we purchased a United States patent, U.S. Patent No. 6,330,590 that relates to the Recurrent Pattern Detection (RPD) technology used in many of our security solutions. During 2006, we filed a provisional patent application in the United States relating to the prevention of spam in streaming systems or, in other words, unwanted conversational media sessions (i.e., voice and video related). This provisional application was converted to a full patent application and that application was then divided into three applications. The United States Patent and Trademark Office granted the original application as United States Patent No. 7,849,186. The three divisional patents were also subsequently granted as United States Patent No. 7,991,919, United States Patent No. 8,190,737 and United States Patent No. 8,195,795, all of which have a term concurrent with US Patent No. 7,849,186.  In 2016, we filed a provisional patent application in the United States relating to a multi-sandbox array that utilizes unique intellectual property we developed in support of our cyber threat protection capabilities. In February 2017, we converted this provisional application into full patent applications for the multi-sandbox array in the United States, Europe and Israel. The resulting US patent No. 10,482,243 was issued in November 2019, and Israel patent application 250797 was allowed in January 2020. The European sandbox patent application is still in stages of prosecution.  In July 2018 we filed a provisional patent application in the United States relating to phishing detection systems and methods we developed in support of our anti-phishing capabilities.  In July 2019, we converted this provisional application into full patent applications for phishing detection in the United States, Europe and Israel. In 2019 U.S. Patent No. 6,330,590 expired after completion of its full 20 year term. We may seek to patent certain additional software or other technology in the future.

We have registered trademarks for our company name “Cyren” in the US and Europe and we are also maintaining our registered trademark for “Commtouch” in the U.S. Through acquisition, we also acquired registered trademarks such as “FRISK”, “F-PROT”, “eleven”, “Expurgate” and “Command Antimalware”. We may allow certain of these trademarks to lapse over time. Since at least September 2003, we have claimed common law trademark rights in “RPD” and “Recurrent Pattern Detection”, as applicable to our messaging security solutions. We have also been claiming common law trademark rights in “Zero-Hour” in relation to our virus outbreak detection product (and more recently one of our web security products) and “GlobalView” in relation to our Internet Protocol, or IP, reputation and web security products, as well as our “cloud computing” network infrastructure.

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

Government Programs

Under the R&D Law, research and development programs approved by the Research Committee of the Israel Innovation Authority (respectively, the “Research Committee” and the “IIA”) are eligible for “Benefits” which include grants, loans, exemptions, discounts, guarantees and additional means of assistance, but with the exclusion of purchase of shares, provided under various tracks promulgated by the Council Body (the “Tracks”). Most Tracks require the repayment of the Benefits in the form of the payment of royalties from the sale of the product developed in accordance with the published Track guidelines and subject to other restrictions. Once a project is approved, the IIA awards grants of up to 50% of the project’s expenditures in return for royalties, usually at the rate of 3% to 5% of sales of products developed with such grants. For projects approved after January 1, 1999, the amount of royalties payable was up to a dollar-linked amount equal to 100% of such grants plus interest at LIBOR. Our total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties paid or accrued, totaled $2,765 thousand as of December 31, 2019.

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

Government Regulation

Laws aimed at curtailing the spread of spam have been adopted by the United States federal government, i.e., the CAN-SPAM Act, and certain individual U.S. states, with the CAN-SPAM Act superseding some state laws or certain elements thereof. The Israel government has also adopted an amendment to the Communications Law, 1982, aimed at curtailing the spread of spam transmittal of commercial advertisements by email, fax, SMS or automated dialing systems without the consent of the recipient. Such laws may impact our marketing activities. The law sets punitive fines for advertisers of spam, who may also be subject to civil lawsuits and class actions.

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

Segments

We conduct our business on the basis of one reportable segment.

Research and Development

We invest substantial resources in research and development to enhance our products and services, build add-on functionality and improve our core technology. We believe that both hardware and software are critical to expanding our leadership in the security industry. Therefore, we invest heavily in our cloud infrastructure and our new offerings such as CIS. Our engineering team has deep security expertise and works closely with customers to identify their current and future needs. In addition to our focus on hardware and software, our research and development team is focused on research into next-generation threats, which is required to respond to the rapidly changing threat landscape. We plan to continue to significantly invest in resources to conduct our research and development effort.

Customers

As of December 31, 2019, we had customers of all sizes across a wide variety of industries. During the year ended December 31, 2019, one customer accounted for approximately 20% of total revenue. No other individual customer accounted for more than 10% of total revenue. During the year ended December 31, 2018, one customer accounted for approximately 17% of total revenue.

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

The market for real-time virus protection products is also constantly evolving, as those designing and proliferating viruses and other malware seek new vulnerabilities and distribution techniques, and also continue to leverage email distribution as a cost-effective medium for accurately targeting broad, numerous potential victims. Cyren’s real-time offering differs from traditional antivirus solutions by leveraging our global footprint and RPD technology to rapidly detect outbreaks, often hours or days before traditional antimalware solutions; it thereby offers a complementary solution to signature and heuristic-based antivirus engines. For this reason, our virus outbreak detection engine has been deployed by many security companies and service providers.

In the market for antimalware solutions, there are vendors offering fairly effective solutions using various technologies based on signatures, emulation and heuristics. Cyren has a targeted OEM/service provider focus, plus an increasing focus on heuristics and zero day effectiveness. Most companies in this space provide endpoint products and, in some cases, make software development kits available on an OEM basis. Competitors to Cyren include Sophos, Bitdefender, Kaspersky, McAfee, Symantec and open source software such as Clam-AV (now part of Cisco).

In the market for web security solutions, there are advanced offerings that compete with our GlobalView URL filtering solution and CWS. Web security providers offering forms of software (secure web gateway), multi-functional appliances and managed service solutions and which may be viewed as both competitors and potential customers to Cyren include McAfee, ForcePoint, Symantec, Zscaler, Barracuda, and Cisco. Web security providers offering solutions on an OEM basis similar to Cyren’s business model, and which may be viewed as direct competitors, include Webroot (acquired by Carbonite/OpenText), Netstar and zvelo.

In the market for anti-phishing solutions targeted at enterprise customers, Gartner has defined a competitive category called Cloud Email Security Supplements (CESS) for providers of cloud delivered supplementary email security solutions such as Cyren Inbox Security(1). Although this is an early stage market, Gartner has identified several competitors to Cyren such as Agari, Avanan, GreatHorn, Graphus, Inky, Ironscales and Vade Secure.

We expect that the markets for internet security solutions will continue to become more consolidated, with companies increasing their presence in this market or entering ancillary markets by acquiring or forming strategic alliances with our competitors or business partners. Industry analyst Momentum Cyber noted that the cybersecurity industry saw a record 188 mergers and acquisitions totaling $27.6 billion dollars in 2019, including several multi-billion dollar deals such as the acquisition of Symantec by Broadcom, the acquisition of Sophos by Thoma Bravo and the acquisition of Carbon Black by VMware(2). See also disclosure under “Risk Factors—Business Risks— we face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.”

Threat Landscape

The last several years have possibly experienced the greatest amount of dramatic global incidents directly related to malware and cyber threats since the advent of the internet. From election hacks to global ransomware attacks, malware threats are at an all-time high. As long as these activities prove lucrative, we expect these incidents to get worse.

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

It has become clear that cybercriminals know the weak points in standard corporate defenses and are optimizing their attacks to leverage these security gaps in every possible way.

Today, no item or user connected to the internet is immune to attack. While many businesses are still studying what security measures might be necessary, cybercriminals are “all in”, creating dangerous new tools to target companies, governments, and private citizens. We need to be mindful that the world has changed, hyper-evasive malware and threat distribution via HTTPS are growing rapidly; mobile devices— both Android and Apple—are increasingly targets; and Internet of Things (IoT) devices, from refrigerators to televisions, are an inviting new vector for criminal purposes.

(1) Gartner Market Guide for Email Security (Neil Wynne, Peter Firstbrook, Published 6 June 2019).

(2) Momentum Cyber Cybersecurity Almanac (Published 18 February 2020).

Cloud and Mobility

Businesses are going through a massive change in their IT strategies as they look to drive more business value, agility, and better customer experiences.

●	Business internet traffic continues to increase every year – executives, employees, partners, contractors and customers are accustomed to transacting online. As a result, individuals are far more comfortable opening emails, clicking on links and providing sensitive data and information without questioning the authenticity of the applicable request. The simple organic growth in this usage of the internet is taxing existing legacy appliance solutions that have built-in capacity restrictions limiting their ability to scale.

●	Data and applications are increasingly moving to the cloud – where we used to protect the servers, data and applications we ran in our data centers behind an appliance-based security perimeter, today these apps and data have moved outside of this security perimeter and into the cloud.

●	More and more users are working remotely — users have left the perimeter, and are working from home offices, airports, hotels, and coffee shops, accessing the internet without protection from our perimeter security appliances.

As organizations go through this transition, many are finding it increasingly difficult to protect their users, data and networks with traditional on-premise security solutions.

●	Buyers continue to move away from traditional on-premise solutions — preference for service-based security solutions are growing, driven by innovations, increasing need for security beyond the perimeter, and lower total cost of ownership.

●	Mature and legacy on premise deployments are reaching end of life — and these are increasingly being replaced by SaaS alternatives.

●	IT security staffing shortages – driving products with lower management overhead, as well as some outsourcing to key technology partners.

●	Increasingly fast, sophisticated, expensive and high-profile attacks target organizations of all sizes – attacks are increasingly focused on small companies, less-regulated and less-security aware industries, dictating increased security investment.

●	Compliance and regulatory mandates are creating increased concern among buyers, especially as the cost of failure becomes more painful. Continued, large-scale breaches — themselves a driver for security purchases — will bring about even more stringent levels of regulation.

●	Heightened cybercrime activity among commercial enterprises and nation states – political and economic motivations are driving cyberattacks of both private enterprises and government entities.

●	Automation is increasingly considered critical to accelerating detection and protection, and to countering IT talent shortages.

These reasons explain why Cyren’s vision for 100% cloud security is compelling to IT security teams looking to protect their businesses in today’s cloud-centric mobile-first world.

Employees

As of December 31, 2019, we had 248 total employees and 210 full-time employees.

While employment-related issues occasionally arise in the normal course, we believe that, on the whole, relations with our employees are good.

 Corporate Information

We were incorporated as a private company under the laws of the State of Israel on February 10, 1991 and our legal form is a company limited by shares. We became a public company on July 15, 1999 under the name Commtouch Software Ltd. In January 2014, we changed our legal name to Cyren Ltd. Our website is https://www.cyren.com. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings under the Exchange Act are available on our website and are also available electronically from the website maintained by the SEC at www.sec.gov.

Our principal executive offices are located at 10 Ha-Menofim St., 5th Floor, Herzliya, Israel 4672561, where our telephone number is +972–9–863–6888.

ITEM 1A. RISK FACTORS

Business Risks

We have a history of losses and may not be able to achieve or maintain profitability.

We have a history of incurring net losses, including net losses of $18.0 million and $19.4 million in 2019 and 2018, respectively. As a result, we had an accumulated deficit of $231.3 million as of December 31, 2019. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We have made and expect to continue to make significant expenditures to develop and expand our business and we do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, expense reductions, a decrease in the growth of our overall market, the impact of the recent novel coronavirus 2019 (COVID-19) pandemic, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our ordinary shares to decline significantly.

If the internet security market does not accept our cloud-based product offerings, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.

We are seeking to exploit our cloud-based security offerings, Cyren Cloud Security (“CCS”) and Cyren Inbox Security (“CIS”) to disrupt the internet security and the email security markets and our historic business model. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of cloud computing services. The market for messaging security and compliance solutions delivered as a service in particular is at an early stage relative to on-premise solutions, and these applications may not achieve and sustain high levels of demand and market acceptance. In particular, we have been developing CIS since 2018 and expect to make it generally available for purchase in the second quarter of 2020. However, there is no assurance that this product will achieve a high level of demand or market acceptance.

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

If the market does not continue to respond favorably to our traditional Threat Intelligence Service security solutions, including our Threat Detection Services and Threat Intelligence Feeds, or future services do not gain acceptance, we will fail to generate sufficient revenues.

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

Our success will depend, in part, on our ability to expand our service and product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our 2012 acquisition of the antivirus business of the Icelandic company, Frisk Software International (“Frisk”) and the German internet security company eleven GmbH (“eleven”).

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

In the year ended December 31, 2019, our three largest customers accounted for approximately 31% of our annual revenues (including our largest customer that accounted for approximately 20% of total revenue). A significant reduction in revenue in the future from these major customers could have a material adverse effect on our financial condition, results of operations and cash flow. In addition, if one or more of our major customers were to develop its own competing technology or to experience economic difficulties, changes in purchasing policies or difficulties in fulfilling their obligations to us, our financial condition could be materially and adversely affected.

Adverse conditions in the national and global financial markets could have a material adverse effect on our business, operating results and financial condition.

Our financial performance depends, in part, on the state of the economy, which may deteriorate in the future including, as a result of the spread or fear of spread of contagious diseases (such as the COVID-19 pandemic). Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the information technology industry, resulting in reduced demand for our solutions as a result of continued constraints on IT-related capital spending by our customers and increased price competition for our solutions. Additionally, concerns regarding the effects of the "Brexit" decision, uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements as well as geopolitical turmoil and other disruptions to global and regional economies and markets in many parts of the world, have and may continue to put pressure on global economic conditions and overall spending on IT security.

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

The outbreak of COVID-19 and its international spread may have an adverse effect on our business.

Pandemics and epidemics such as the current COVID-19 outbreak or other widespread public health problems could negatively impact our business. The current outbreak of COVID-19 presents concerns that may dramatically affect our ability to conduct our business effectively, including, but not limited to, our inability to travel to various destinations due to travel restrictions and quarantine requirements, attend certain industry-related conferences and effectively maintain ongoing sales operations. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a pandemic. If COVID-19 continues to spread in ways that negatively impact the overall economy and buying patterns of partners or potential customers, this may materially negatively impact our sales, operating results and business. A significant reduction in global economic activity may result in reduced IT budgets, including for cyber security software. While the ultimate impact of the COVID-19 outbreak or a similar health pandemic or epidemic is highly uncertain and subject to change, a significant duration of the COVID-19 outbreak and related government actions will impact many aspects of our business. If a significant percentage of our workforce is unable to work, either because of illness or travel or government restrictions in connection with the COVID-19 outbreak, our operations may be negatively impacted.

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

We anticipate that in the future we will derive a substantial portion of the sales of CCS and CIS through channel partners. In order to scale our channel program to support growth in our business, it is important that we help our partners enhance their ability to independently sell and deploy our solutions. We may be unable to successfully expand and improve the effectiveness of our channel sales program.

Our operating results and financial condition may be materially adversely affected if:

●	anticipated orders or payments from these partners fail to materialize;

●	our partners cease the promotion of our business or begin to promote solutions other than ours;

●	our partners are acquired by larger companies who may have other relationships or technologies that lead to the displacement or termination of Cyren contracts;

●	our partners do not live up to their contractual agreements or fail to pay for services rendered; or

●	our partners’ businesses fail.

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

A number of factors, many of which are enumerated in this “Risk Factors” section, are likely to cause fluctuations in our operating results or cause our share price to decline. These factors include:

●	our ability to successfully market both our traditional messaging, antivirus and web security solutions and our newer cloud-based internet security solutions in new markets, both domestic and international;

●	our ability to successfully develop and market new, modified or upgraded solutions, as may be needed;

●	demand for, and the continued acceptance of our solutions by our current partners and customer base and the level of perceived urgency regarding security threats and compliance requirements;

●	our ability to expand our workforce with qualified personnel, as may be needed;

●	unanticipated bugs or other problems affecting the delivery of our solutions to customers;

●	the success of our partners’ sales efforts to their customer base;

●	the solvency of our partners and their ability to allocate sufficient resources towards the marketing of our solutions;

●	our partners’ ability to effectively integrate our solutions into their product offerings;

●	the substantial decrease in information technology spending;

●	the pricing of our solutions;

●	our ability to timely collect fees owed by our customers and partners;

●	general economic conditions, including a global slowdown (for example, as a result of the COVID-19 outbreak);

●	sudden, dramatic fluctuations in exchange rates of currencies covering the fees we collect from our foreign customers versus the currencies utilized in our business (namely, the Israeli Shekel (“ILS”), the U.S. Dollar (“USD”), the Euro (“EUR”) and the British Pound (“GBP”);

●	our ability to add cost-effective space and equipment to our current data centers in a timely and effective manner to match the rate of growth in our business, plus our ability to build new, cost-effective data centers as worldwide demand for our products may require;

●	the effectiveness of our end user support, whether provided by our customers or directly by Cyren;

●	customer budgeting cycles and seasonal buying patterns;

●	the extent to which customers subscribe for additional solutions or increase the number of users;

●	any disruption in our sales channels or termination of our relationship with strategic channel partners;

●	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions; and

●	price competition or any changes in the competitive landscape of our industry, including consolidation among our competitors, customers, partners or resellers.

Our indebtedness may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities; our debt instruments contain certain events of default which, if triggered, may result in acceleration of our debt.

On March 19, 2020, we issued $10.25 million aggregate principal amount of our 5.75% convertible debentures due March 19, 2024 (the “Convertible Debentures”). On December 5, 2018, we issued $10.0 million aggregate principal amount of 5.75% convertible notes due December 5, 2021 (the “Convertible Notes”). Our Convertible Debentures and Convertible Notes contain certain covenants with which we must comply and events of default which, if triggered, may result in the Convertible Debentures and/or Convertible Notes becoming immediately due and payable. These events of default include, but are not limited to, failure to pay interest and principal when due, failure to perform any term, covenant or agreement contained in the Convertible Debentures or Convertible Notes, certain events of bankruptcy, insolvency or reorganization, and certain defaults on our obligations under other debt instruments. In addition, as long as the Convertible Debentures and Convertible Notes are outstanding, we must obtain consent of the holders in order to take the following actions as required by the respective debt instruments:

●	incur certain additional indebtedness or guarantee indebtedness;

●	create certain liens;

●	sell certain assets;

●	make certain amendments to our charter documents;

●	repay, repurchase or acquire ordinary shares or indebtedness except under certain circumstances;

●	pay cash dividends or distributions on any equity securities; or

●	enter into transactions with affiliates, with certain exceptions.

These consent requirements could restrict us from taking any of the above actions that we believe to be in our best interests and could adversely affect our ability to obtain additional financing, engage in certain business activities, take advantage of business opportunities, or otherwise execute our business strategies. In addition, our ability to comply with the terms of the Convertible Debentures and the Convertible Notes may be affected by general economic conditions, industry conditions, and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these terms. Failure to comply with the terms of the Convertible Debentures or the Convertible Notes could result in a default under these debt instruments, upon which the outstanding debt would become immediately due and payable. This could have serious consequences to our financial condition and results of operations. We cannot assure you that our assets or cash flow would be sufficient to repay our obligations under the Convertible Debentures or the Convertible Notes if accelerated upon an event of default, or that we would be able to borrow sufficient funds to refinance these debt instruments.

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

Our future success depends on our ability to sell additional solutions to our customers, such as our CIS solution which we expect to make generally available for purchase in the second quarter of 2020. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional solutions depends on a number of factors, including the perceived need for additional solutions, growth in the number of end users, and general economic conditions. If our efforts to sell additional solutions to our customers are not successful, our business, financial condition and/or results of operations may suffer.

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

We market and sell our products worldwide and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States, and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Europe, Israel and Asia. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices and regulations in the international markets that we serve differ from those in the United States and Israel and periodically require us to include terms other than our standard terms in customer contracts. To the extent that we enter into customer contracts that include non-standard terms related to payment, warranties, or performance obligations, our operating results may be adversely impacted.

Additionally, our international sales and operations are subject to a number of risks, including the following:

●	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

●	the uncertainty of protection for intellectual property rights in some countries;

●	greater risk of changes in regulatory practices, tariffs, and tax laws and treaties;

●	risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;

●	the potential that our operations in Israel and the U.S. may limit the acceptability of our products to some foreign governments, and vice versa;

●	greater risk of a failure of foreign employees, partners, distributors, and resellers to comply with both U.S. and foreign laws, including antitrust regulations, and any trade regulations ensuring fair trade practices;

●	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

●	the potential for acts of terrorism, hostilities or war;

●	the impact of COVID-19 on the economic conditions in these foreign markets and the travel restrictions in and between various geographic regions;

●	increased expenses incurred in establishing and maintaining office space and equipment for our multinational operations;

●	greater difficulty in recruiting local experienced personnel, and the costs and expenses associated with such activities;

●	management communication and integration problems resulting from cultural and geographic dispersion;

●	fluctuations in exchange rates between the U.S. Dollar, Shekel, Euro, Pound and other foreign currencies in markets where we do business; and

●	general economic and political conditions and uncertainties in these foreign markets.

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

A certain degree of judgment is required in evaluating our tax positions and determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new regulations or interpretations of the law are issued or applied. For example, the work being carried out by the OECD on base erosion and profit shifting as a response to increasing globalization of trade could result in changes in tax treaties or the introduction of new legislation that could impose an additional tax on businesses. As a result of changes to laws or interpretations, our tax positions could be challenged, and our income tax expenses could increase in the future.

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

In particular, the European Union has imposed greater obligations under their privacy and data protection laws.  For example, the European Union adopted the General Data Protection Regulation (GDPR) which took effect on May 25, 2018 and is wide ranging in scope. GDPR replaced, to a large extent, the data protection laws of each European Union member state and imposed stringent requirements for data processors and controllers.  Such requirements include more fulsome disclosures about the processing of personal information, data retention limits and deletion requirements, mandatory notification in the case of a data breach and heightened standards regarding valid consent in some specific cases of data processing.  The GDPR also includes substantially higher penalties for failure to comply (a fine up to 20 million Euro or up to 4% of the annual worldwide turnover, whichever is greater, can be imposed). Given the breadth of the GDPR, compliance with its requirements is likely to continue to require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing a breach of the GDPR. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived breach of the GDPR, such a breach may have an adverse effect on our business and operations.

Similarly, California recently enacted the California Consumer Privacy Act (“CCPA”), which, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA or may require us to undertake additional practices. We cannot yet predict the impact of the CCPA or impending legislation on our business or operations, but it may require us to further modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

Further, in June 2016, “Brexit" (described below) could lead to further legislative and regulatory changes. The United Kingdom Data Protection Act that substantially implements the GDPR became law in May 2018 and was subject to statutory amendments in 2019 that further align it with the GDPR. The development of United Kingdom data protection laws or regulations and regulation of data transfers to and from the United Kingdom in the medium to longer term, however, remains unclear.

Even the perception of privacy, data protection or information security concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to hire and retain workforce talent. If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our systems or networks or any data we process or maintain, or the loss, destruction or corruption of such data, or our privacy practices are or are perceived to be inadequate, we could incur significant liability, we could face a loss of revenues, and our business may suffer and our reputation and competitive position may be damaged.

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

Uncertainty regarding the effects of Brexit could adversely affect our future results.

The United Kingdom (“UK”) left the European Union (“EU”) on January 31, 2020 (“Brexit”). At that time, the EU treaties automatically ceased to apply to the UK. However, as part of the withdrawal agreement between the UK and the EU, an implementation period has been agreed which will extend the application of EU law and provide for continuing membership of the EU single market until the end of 2020 (with the possibility of extension). The withdrawal agreement does not in general address the future relationship between the UK and the EU, which will be the subject of a separate negotiation and agreement between the UK and the EU.

As such, the ongoing negotiations surrounding Brexit have yet to provide clarity on what the final outcome will be for the UK or the EU. The unavoidable uncertainties related to Brexit and the new relationship between the UK and EU, which continues to be defined, could cause volatility in currency exchange rates, in interest rates, and in EU, UK or worldwide political, regulatory, economic or market conditions; and could contribute to instability in political institutions, regulatory agencies, and financial markets. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect our future results.

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

We have identified and implemented a number of new products and enhancements to our platform that we believe are important to our continued success in the IT security market. Going forward, we may not be successful in developing and marketing, on a timely basis, such new products or enhancements or our new products or enhancements may not adequately address the changing needs of the marketplace. In addition, some of our new products and enhancements may require us to develop new architectures that involve complex, expensive and time-consuming research and development processes. Although the market expects rapid introduction of new products and enhancements to respond to new threats, the development of these products and enhancements is difficult and the timetable for commercial release and availability is uncertain, as there can be significant time lags between initial beta releases and the commercial availability of new products and enhancements. We may experience unanticipated delays in the availability of new products and enhancements to our platform and fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing, releasing and making available on a timely basis new products and enhancements to our services and products that can adequately respond to advanced threats and our customers’ needs, our competitive position and business prospects will be harmed. Furthermore, from time to time, we, or our competitors, may announce new products with capabilities or technologies that could have the potential to replace or shorten the life cycles of our existing services products. Announcements of new products could cause customers to defer purchasing our existing services or products.

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

Any real or perceived defects, errors or vulnerabilities in our services, or any other failure of our services to detect an advanced threat, could result in certain events, including:

●	a loss of existing or potential customers or channel partners;

●	delayed or lost revenue;

●	a delay in attaining, or the failure to attain, market acceptance;

●	the expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work around errors or defects, to address and eliminate vulnerabilities, or to identify and ramp up production with alternative third-party manufacturers;

●	an increase in service level availability or warranty claims, or an increase in the cost of servicing such claims, either of which would adversely affect our revenue and gross margins;

●	negative publicity, which could harm to our reputation or brand;

●	lost market share;

●	loss of our proprietary technology;

●	our solutions being susceptible to hacking or electronic break-ins or otherwise failing to secure data;

●	loss or disclosure of our customers’ confidential information, or the inability to access such information; and

●	litigation, regulatory inquiries or investigations that may be costly to address and further harm our reputation.

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

An actual or perceived security breach or theft of the sensitive data of one of our end users, regardless of whether the breach is attributable to the failure of our products or services, could adversely affect the market’s perception of our security offerings. Despite our best efforts, there is no guarantee that our products and services will be free of flaws or vulnerabilities, and even if we discover these weaknesses, we may not be able to correct them promptly, if at all. A breach of our systems could also result in the disclosure of sensitive and confidential information as well as information regarding our customers, end users and partners. Our end user customers may also misuse our products and services, which could result in a breach or theft of business data.

If the delivery of our services to our customers is interrupted or delayed for any reason, our business could suffer.

Any interruption or delay in the delivery of our services will negatively impact our customers. Our solutions are deployed via the internet, and our customers’ internet traffic is routed through our cloud platform. Our customers depend on the continuous availability of our services, and our services are designed to operate in accordance with applicable service level commitments. The adverse effects of any service interruptions on our reputation and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers expect continuous and uninterrupted service and have a low tolerance for interruptions of any duration.

The following factors, many of which are beyond our control, can affect the delivery and availability of our services and the performance of our cloud:

●	the development and maintenance of the infrastructure of the internet;

●	the performance and availability of third-party telecommunications services with the necessary speed, data capacity and security for providing reliable internet access and services;

●	decisions by the owners and operators of the data centers where our cloud infrastructure is deployed or by global telecommunications service provider partners who provide us with network bandwidth to terminate our contracts, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy or prioritize the traffic of other parties;

●	the occurrence of earthquakes, floods, fires, power loss, system failures, physical or electronic break-ins, acts of war or terrorism, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events;

●	failure by us to maintain and update our cloud infrastructure to meet our traffic capacity requirements;

●	errors, defects or performance problems in our software, including third-party software incorporated in our software;

●	improper deployment or configuration of our services; and

●	the failure of our redundancy systems, in the event of a service disruption at one of our data centers, to provide failover to other data centers in our data center network.

The occurrence of any of these factors, or if we are unable to efficiently and cost-effectively fix such errors or other problems that may be identified, could damage our reputation, negatively impact our relationship with our customers or otherwise materially harm our business, results of operations and financial condition.

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

Our cloud-based enterprise SaaS security offerings include newer service offerings, so we may not see the customer traction in these offerings that we anticipate.

Security-as-a-Service (“SecaaS”) is a model of cloud-based services offerings. In March 2017, we launched CCS 4.0 which unified four fully cloud based internet security services on one platform including – CWS, CES, DNS security and cloud sandboxing. During 2019, Cyren revised its enterprise product strategy to focus on email security solutions, threat detection services, threat intelligence and cloud sandbox threat analysis, and began to de-emphasize standalone and bundled Web Security (CWS) offerings due to lack of significant customer traction. We expect to make CIS generally available for purchase in the second quarter of 2020 and other enterprise products during the second half of 2020. The solutions we are promoting and will promote to this market enable us to offer internet security solutions directly to our Enterprise customers or through our channel partners. Among other things, this cloud-based approach is intended to speed up the process of moving our solutions to market, and ease the integration burden for our customers.

In recent years, companies have begun to expect that key security software services, such as URL filtering, be provided through a SecaaS model. In order to provide CCS and CIS via a SecaaS deployment, we have made and will continue to make capital investments to implement this alternative business model, which could negatively affect our financial results. Even with these investments, the SecaaS business model for CCS and CIS may not be successful. Because of the newness of the technologies involved and the resulting learning curve required of all employees in the sale and support of the new offerings, we cannot be certain that we will convince potential customers of the benefits of these new offerings and sell them at the rate we anticipate. If we fall short of our expectations, and especially given the significant resources invested by us in bringing these new offerings to market, our financial results will suffer and the value of shareholder investments will decline.

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

Risks Related to our Ordinary Shares

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market and Nasdaq could delist our ordinary shares.

Our ordinary shares are currently listed on The Nasdaq Capital Market. To maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per ordinary share. As of March 27, 2020, the bid price of our ordinary shares has closed below $1.00 per share for 13 consecutive trading days. If the bid price of our ordinary shares remains below such threshold for 30 consecutive trading days, Nasdaq may take steps to delist our ordinary shares for our lack of compliance with the $1.00 minimum bid price requirement.

There can be no assurance that we will continue to be in compliance with the $1.00 minimum bid price requirement or comply with Nasdaq’s other continued listing standards in the future. In the event that our ordinary shares are not eligible for continued listing on Nasdaq or another national securities exchange, trading of our ordinary shares could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our ordinary shares, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our ordinary shares to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

The issuance of additional shares in connection with financings, acquisitions, investments, our equity incentive plans, conversion of our convertible notes and debentures or otherwise will dilute other shareholders. In addition, our failure in the future to raise additional capital or generate the significant capital necessary to expand our operations and invest in new services and products could reduce our ability to compete and could harm our business.

We have made, and intend to continue to make, investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our services and products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, in December 2018, we issued $10 million aggregate principal amount of Convertible Notes to an existing minority investor in a private placement. In November 2019, we closed our rights offering, pursuant to which we issued 4,635,584 ordinary shares at $1.73 per share, including 4,624,277 shares issued to Warburg Pincus. In addition, in March 2020, we issued $10.25 million aggregate principal amount of our Convertible Debentures to accredited investors in a private placement. Our shareholders have experienced dilution of their equity interests as a result of these issuances and prior issuances. Furthermore, we may elect to satisfy interest payments on the Convertible Notes and Convertible Debentures by the issuance of ordinary shares based on the market price at the time of the interest payment. Subject to certain exceptions, if we issue equity securities at a price lower than the current conversion prices of the Convertible Debentures and the Convertible Notes, the conversion prices will be reduced, which would cause further dilution.

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. If we raise additional equity or convertible debt financing, our shareholders may experience further significant dilution of their ownership interests and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness or that otherwise restrict our ability to operate our business. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Our alternative strategies to fund our operations and meet our cash obligations may not be successful.

As previously disclosed, in 2019, the Board approved a contingency plan to be effected if needed, in whole or in part, at its discretion, to allow the Company to continue its operations and meet its cash obligations beyond the next 12 month reporting period. The contingency plan, which has been updated for 2020, consists of cost reduction, which mainly involves reductions in consultants’ expenses, headcount, compensation paid to key management personnel and capital expenditures.  In addition, the Board from time to time considers possible strategic alternatives which could result in, among other things, a sale, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy or our approved contingency plan.  We cannot assure you that any of our alternative strategies to meet our cash obligations including, our contingency plan, identifying or completing a strategic alternative or raising additional capital and/or financing on acceptable terms, would be successful. If we fail to successfully implement one or more of our strategies, our business and cash flows would be materially adversely affected.

We are controlled by Warburg Pincus whose interest in our business may be different from yours.

Our controlling shareholder, Warburg Pincus, holds approximately 54% of our outstanding ordinary shares as of February 29, 2020, and has the right to nominate the number of directors proportional to its holdings of our outstanding shares. Currently, four directors nominated by Warburg Pincus serve on our Board. Warburg Pincus is able to exercise significant influence over many matters requiring the approval of our Board and/or shareholders, including the election of directors and approval of significant corporate transactions. In addition, our other directors and our executive officers that are not related to Warburg Pincus (together known as “affiliated entities”), beneficially own, in the aggregate, approximately 7% of our outstanding ordinary shares as of February 29, 2020. If they vote together (especially if they were to exercise all vested options into shares entitled to voting rights in the Company), these shareholders will be able to exercise influence over matters requiring a special majority vote of our shareholders, including the compensation of directors and approval of certain significant corporate transactions. In this regard, we know of no shareholders or voting agreement between major shareholders or between such shareholders and directors or officers.

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

U.S. holders that own 10% or more of the vote or value of our ordinary shares may suffer adverse tax consequences because we and/or any of our non-U.S. subsidiaries are expected to be characterized as a “controlled foreign corporation,” or a CFC, under Section 957(a) of the U.S. Internal Revenue Code of 1986, as amended, or the Code.

A non-U.S. corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders (U.S. persons who own stock representing 10% or more of the vote or 10% or more of the value) on any day during the taxable year of such non-U.S. corporation. Certain United States shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s “Subpart F income,” a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC’s “global intangible low-taxed income” (as defined under Section 951A of the Code). Such United States shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. “Global intangible low-taxed income” may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.

As a result of certain changes in the U.S. tax law introduced by the Tax Cuts and Jobs Act, we believe that we and our non-U.S. subsidiaries would be classified as CFCs in the current taxable year. For U.S. holders who hold 10% or more of the vote or value of our ordinary shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service, or the IRS. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the vote or value of our ordinary shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our ordinary shares and the impact of the Tax Cuts and Jobs Act, especially the changes to the rules relating to CFCs.

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

We have generated a substantial portion of our revenues in USD and EUR, and incurred a substantial portion of our expenses, principally salaries and related personnel expenses, office rent and other outside services, in currencies other than USD. Those expenses incurred in Israel are denominated in Shekels, those incurred in the United Kingdom are denominated in GBP and those incurred in Iceland are denominated in ISK. We anticipate that a significant portion of our expenses will continue to be denominated in these currencies. As a result, we are exposed to risk to the extent that the value of the USD depreciates against the ILS, GBP and ISK or to the extent that the value of the USD appreciates against the EUR. In those events, the USD cost of Cyren’s operations will increase and the USD value of Cyren’s revenues will decrease, respectively, and the Company’s USD measured results of operations will be adversely affected. During 2019, the USD value of operating costs denominated in ILS and GBP increased due to the depreciation of the USD vs. all such currencies, while the USD value of operating costs denominated in ISK decreased due to the appreciation of the USD, and the USD value of revenues denominated in EUR increased due to the depreciation of the USD vs the EUR. During 2018, the USD value of operating costs denominated in ILS, GBP and ISK decreased due to the appreciation of the USD vs. all such currencies, and the USD value of revenues denominated in EUR decreased due to the appreciation of the USD vs the EUR.

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

We received grants from the Government of Israel through a program with the Israel Innovation Authority, or the IIA (formerly known as the Office of the Chief Scientist of the Israeli Ministry of Economy and Industry, or OCS), pursuant to the Israeli Law for the Encouragement of Industrial Research and Development, 1984, and related regulations (the “R&D Law”), to finance a significant portion of our research and development expenditures in Israel. In 2019 and 2018, we received $0.0 and $228 thousand, respectively.

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

We are incorporated under Israeli law. The rights and responsibilities of the holders of our ordinary shares are governed by our Articles of Association and Israeli law. These rights and responsibilities differ in some respects from the rights and responsibilities of shareholders in typical U.S.-based corporations. In particular, a shareholder of an Israeli company has a duty to act in good faith toward the company and other shareholders and to refrain from abusing its power in the company, including, among other things, in voting at the general meeting of shareholders on matters such as amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers and acquisitions and interested party transactions requiring shareholder approval. In addition, a controlling shareholder, a shareholder who knows that it possesses the power to determine the outcome of a shareholder vote or to appoint or prevent the appointment of a director or executive officer in the company, has a duty of fairness toward the company. There is limited case law available to assist us in understanding the implications of these provisions that govern shareholders’ actions. These provisions may be interpreted to impose additional obligations and liabilities on holders of our ordinary shares that are not typically imposed on shareholders of U.S. corporations.

We have lost our foreign private issuer status, which will result in significant additional costs and expenses.

On January 1, 2019, as a result of losing our foreign private issuer status, we became a “U.S. domestic issuer”. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer are significantly higher than the costs we previously incurred as a foreign private issuer. In addition to having to make the above described filings with the U.S. Securities and Exchange Commission, which are more detailed than forms typically filed by a foreign private issuer, we lost our ability to rely upon exemptions from certain corporate governance. We were also required to make certain changes to our corporate governance practices and update certain of our policies to comply with requirements applicable to U.S. domestic issuers. Compliance with these additional requirements has resulted in significant legal and financial compliance costs and will continue to make some activities more time consuming and costly. In addition, our management and other personnel needs to divert attention from operational and other business matters to devote substantial time to these requirements.

We are a “controlled company” within the meaning of the Nasdaq Listing Rules and rely on exemptions from certain corporate governance requirements.

Warburg Pincus controls a majority of our ordinary shares. As a result, we are a “controlled company” within the meaning of the Nasdaq Listing Rules. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including, without limitation (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that the compensation of our officers be determined or recommended to our board of directors by a compensation committee that is comprised solely of independent directors, and (iii) the requirement that director nominees be selected or recommended to the board of directors by a majority of independent directors or a nominating committee comprised solely of independent directors. We nevertheless have a Compensation Committee comprised of all independent directors. In light of our status as a controlled company, at present, five out of ten directors on our board are independent. In addition, our Nominating and Governance Committee, while not comprised solely of independent directors, is comprised of a majority of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office in Herzilya, Israel, is approximately 18,342 square feet and houses research and development, sales, marketing, support and administrative personnel. The lease for our Herzliya office expires in April 30, 2023, with a five-year extension option.

We lease additional offices in the United States and Europe. Our U.S. subsidiary Cyren Inc. is headquartered in McLean, Virginia in an office of approximately 4,707 square feet and it houses executive management, finance, HR and administrative personnel; its office in Sunnyvale, California (approximately 2,497 square feet), is staffed by operations, sales and marketing personnel; and its office in Austin, TX (approximately 4,177 square feet) which houses sales, marketing and support personnel. A portion of our leased office space in the United States has been sub-leased. Our subsidiary Cyren Iceland hf is located in Hafnarfjordur, Iceland in an office of approximately 7,136 square feet, which houses antivirus research and development and operations and some administrative personnel. Our subsidiary Cyren GmbH is based in Berlin, Germany, in an office of approximately 9,496 square feet, which houses research and development, operations, sales, marketing and administrative personnel. Our subsidiary Cyren UK Ltd. is based in Bracknell, UK in an office of approximately 3,180 square feet, which houses sales and marketing personnel.

ITEM 3. LEGAL PROCEEDINGS

In June 2017, zvelo, Inc. (“zvelo”) filed a Statement of Claim in the Tel Aviv District Court. The Company and zvelo had been parties to an agreement for the receipt of certain URL categorization and filtering services. In September 2015, the Company terminated the agreement, effective as of December 31, 2015. zvelo claimed that the Company continued to make use of zvelo’s data post termination in breach of the agreement, infringing on zvelo’s rights and commercial secrets, and being unjustly enriched. zvelo claimed damages of NIS 11,000,000 and an order for the Company to cease from utilizing such data. The Company filed a statement of defense in November 2017, and, in accordance with the court’s recommendation, the parties engaged in a mediation process. In September 2018 and January 2019, zvelo filed lawsuits against two of the Company’s customers in the District Court for the District of Colorado in the United States alleging trade secret misappropriation and seeking injunctive relief and monetary damages in an amount to be determined and the Company agreed to indemnify both customers against those claims. As such, the Company took over the representation in those lawsuits. On September 30, 2019, the court dismissed one of the lawsuits in its entirety for lack of personal jurisdiction and, in the second lawsuit, dismissed part of the claims with prejudice but granted zvelo the right to amend its other claims. On October 31, 2019, zvelo filed an amended complaint. On December 27, 2019, the Company and zvelo entered into a settlement agreement with respect to all pending claims. For additional information, please refer to Note 7 of the consolidated financial statements included elsewhere in this Annual Report.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Ordinary Shares

Our ordinary shares trade on the Nasdaq Capital Market under the symbol “CYRN”. We delisted the company’s ordinary shares from trading on the TASE on April 10, 2019. As of March 15, 2019, there were 33 record holders of our ordinary shares.

Dividends

If the Company decides to distribute a cash dividend, Israeli residents who are individuals are generally subject to Israeli income tax at a rate of either 25% or 30%, if the recipient of such dividend is a “substantial shareholder” at the time of distribution or at any time during the preceding 12-month period, unless the cash dividend is paid out of income that has been tax exempt due to an “approved enterprise” status under the Law for the Encouragement of Capital Investments, 5719-1959, in which case the Company will be subject to corporate tax at a rate then in effect under Israeli law on the amount of cash dividend and in addition, an Israeli shareholder, corporation or individual, will be subject to a tax rate of 20% on such cash dividend distribution. In addition, Israeli resident corporations are generally exempt from Israeli corporate tax for dividends paid on our ordinary shares. Pursuant to the Convention Between the Government of the United States of America and the Government of Israel with Respect to Taxes on Income, as amended (the “U.S.-Israel Tax Treaty”), the maximum tax on dividends paid to a holder of our ordinary shares who qualifies as a resident of the United States within the meaning of the U.S.-Israel Tax Treaty is 25% or 15% in case of dividends paid out of the profits of an “approved enterprise”, subject to certain conditions. Furthermore, dividends not generated by an “approved enterprise” paid to a U.S. corporation holding at least 10% of our issued voting power during the part of the tax year which precedes the date of payment of the dividend and during the whole of its prior tax year (if any), are generally taxed at a rate of 12.5%, subject to certain conditions. The Company has never declared or paid cash dividends on its ordinary shares. However, the Company has not adopted a policy not to pay cash dividends and therefore may declare a dividend in the future. The actual amount, timing and frequency of future dividends, if any, will be at the sole discretion of the board of directors and will be declared based upon various factors, many of which are beyond our control. The Company’s current plans are to retain future earnings primarily to finance the development of its business and for other corporate purposes.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our equity compensation plans.

Unregistered Sales of Equity Securities

Not applicable

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

Overview

Purpose built for the cloud, Cyren is an early pioneer and leading innovator of Software-as-a-Service (SaaS) security solutions that protect businesses, their employees and customers against threats from email and the web.

Cyren’s cloud-based approach to security sets us apart from other vendors in the market. Our security solutions are architected around the fundamental belief that cyber security is a race against time – and the cloud best enables the speed, sophistication and advanced automation needed to detect and block threats as they emerge on the internet. As more and more businesses move their data and applications to the cloud, they need a security provider that is able to keep pace.

Cyren’s security cloud delivers faster detection and protection, with SaaS security solutions that inspect web and email traffic before it reaches a user’s browser or inbox – often identifying and blocking threats in just seconds. Our SaaS solutions are easy to deploy and manage, delivering critical security and faster innovation, for a low total cost of ownership.

Cyren’s cloud security products and services fall into three categories:

●	Cyren Threat Detection Services – these services detect a variety of threats in email and from the web, and are embedded into products from the world’s leading technology and security vendors. Cyren Threat Detection Services include our Email Security Detection Engine, Malware Detection Engine, Web Security Engine, and Threat Analysis Service.

●	Cyren Threat Intelligence Feeds – Cyren’s threat intelligence feeds provide valuable threat intelligence data that can be used by enterprise or OEM customers to support threat detection, threat hunting and incident response. Cyren’s threat intelligence feed offerings include IP Reputation Intelligence, Phishing Intelligence, Malware Intelligence and Zombie Intelligence.

●	Cyren Enterprise Email Security Products – these include cloud-based solutions designed for enterprise customers, and are sold either directly or through channel partners. Cyren enterprise email security products include Cyren Email Security, a cloud-based secure email gateway and Cyren Inbox Security, an anti-phishing product for Office 365.

Key Opportunities and Challenges

Threat Landscape

The last several years have possibly experienced the greatest amount of dramatic global incidents directly related to malware and cyber threats since the advent of the internet. From election hacks to global ransomware attacks, malware threats are at an all-time high. Phishing attacks have become increasingly common, and no company, large or small seems immune to these threats. Hackers have become more successful at monetizing these attacks, and as long as these activities prove lucrative, we expect these incidents to continue.

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

Investments in Operations, Research and Development and Sales and Marketing

Our cost of revenues, research and development expenses, and sales and marketing expenses are all significant contributing factors to our operating losses. Over time, we expect that our utilization of our cloud infrastructure will increase and provide the opportunity for improved gross margins. Our investments in research and development are required in order to enhance and improve our solutions. In the future, we expect to lower the rate of R&D investment as a percentage of revenue, and we expect to be able to drive more revenue from existing solutions rather than by adding new solutions. The return on our sales and marketing investment is tied to attracting new customers and enhancing our business with existing customers, thereby lowering the overall sales and marketing costs as a percent of revenues. During 2019 we reduced our overall headcount in order to reduce expenses, and we believe managing future headcount and expense growth will be key in improving our gross and operating margins over time.

Growing Our Enterprise Business

Although all of our services are subscription services, our Enterprise offerings on the CCS and CIS platforms are typically invoiced up front for an annual contract amount, or the full multi-year contract amount, at the start of the term. As a result, this business is expected to provide a larger immediate contribution to cash flow and better return on investment. As this enterprise business grows as a portion of our overall revenues, we expect to increase deferred revenue and our operating results and cash flow to improve, which will make us less reliant on other sources of capital in the future.

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

Cost of Revenue

Personnel costs, which consist of salaries, benefits, bonuses and stock-based compensation for employees that operate our network and provide support services to our customers, as well as data center costs, are the most significant components of our cost of revenues. Other costs include third party contractors, royalties for use of third-party technologies, amortization of intangibles and depreciation of data center equipment. We expect these costs may increase in absolute dollars as we continue to optimize our cloud infrastructure and our support services, but should reduce as a percentage of overall revenue.

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

Research and Development. Research and development expenses consists primarily of personnel costs, outsourced engineering and threat analysis services. We believe these investments are crucial for our ability to continue to enhance the functionality of our services, as well as to develop and introduce new services to the market. We expect research and development expenses may decrease as we release our new products later in 2020. Development costs related to internal use technology that supports our security services are capitalized on the balance sheet, while other development costs are expensed as they are incurred.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, sales commissions, marketing activities, and travel associated with sales and marketing. We market and sell our services worldwide through our sales organization and distribution channels. We capitalize sales commissions paid to internal sales personnel and amortize these expenses over an estimated period of benefit that reflects the expected future revenue streams. We reduced sales and marketing expense in 2019 but anticipate that we may need to increase investment in these areas as we launch or new products and enhance our sales and marketing teams to support our further growth. Our sales personnel are typically not immediately productive, and therefore the increase in expenses we incur when adding personnel is not immediately accompanied by increased revenue and in some cases may not result in increased revenue if these new sales personnel are unsuccessful in becoming productive.

General and Administrative. General and administrative expenses consist primarily of personnel costs, audit fees, legal expenses, recruiting expenses and other general operating costs. We expect our general and administrative expenses to continue to grow in absolute dollars as we continue our operational growth.

Other Income (Expense), net

Other income (expense), net consists generally of capital gain or loss from the sale of assets. However, in the first quarter of 2019, we reached a financial settlement with the former shareholders of eleven related to the legal dispute regarding the amount and timing of the earn-out payments related to the acquisition of eleven (the “eleven settlement”). Since the financial settlement was less than the accrued interest and the unpaid earn-out consideration on the Company’s balance sheet was reflected as other income during the period.

Financial Expenses, net

Financial expenses, net consist mainly of foreign exchange gains and losses, interest expense on our outstanding debt and interest income earned on our cash and cash equivalents. In 2019, these expenses also included income related to the accounting for a multi-year arrangement where a customer paid upfront the full contract value. This has been deemed a significant financing component under ASC 606.

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

Results of Operations

The following table sets forth financial data for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018
Revenues	$38,391	$35,900
Cost of revenues	15,557	14,540
Gross profit	22,834	21,360
Operating expenses:
Research and development, net	15,801	16,116
Sales and marketing	13,825	16,202
General and administrative	10,877	8,343
Total operating expenses	40,503	40,661
Operating loss	(17,669)	(19,301)
Other income (expense), net	266	(11)
Financial expense, net	(727)	(255)

Loss before taxes on income	(18,130)	(19,567)
Tax benefit	112	153

Loss	$(18,018)	$(19,414)

Comparison of Years Ended December 31, 2019 and 2018

Revenues. 2019 revenues of $38.4 million increased by $2.5 million from $35.9 million in 2018, which represents a 7% year-over-year increase. The increase was mainly driven by a contract expansion with our largest customer which accounted for an additional $1.6 million in revenues during 2019 compared to 2018. Our largest enterprise account which now stands at over 100,000 seats, had a full year of revenue and an increase in usage in 2019 thus contributing higher revenue. This increase was offset by several terminations of partner contracts in the Threat Intelligence services, mostly due to customers who were unwilling or unable to absorb price increases upon renewal, or which were ending the life of their product offerings which utilized our services. The overall trend in both our Enterprise and Threat Intelligence service lines is positive as we continue to offer additional products and services to our partners while disengaging from partners that have a different product focus or that are principally driven by price.

Cost of Revenues. Cost of revenues for 2019 totaling $15.6 million increased by $1.1 million from $14.5 million in 2018, which represents an 8% increase year-over-year. The increase is mainly due to our continued investment in enhancing our network and customer support capabilities through increased outside services expenses and increased payroll and related expenses. Headcount associated with cost of revenues throughout the year decreased from 42 to 39 employees during 2019. Payroll and related expenses increased by $0.6 million driven by higher salaries and costs associated with employee benefits. Outside services and datacenter costs increased by $0.6 million during 2019 compared to 2018. These increases are required as a foundation for the continued growth of the business. Intangible amortization expenses decreased by $0.3 million in 2019 compared to 2018, which included additional expense in 2019 related to $0.2 million of intangible asset impairment recorded. Allocated costs from operating expenses related to our Corporate and IT departments contributed to $0.1 million of an increase in 2019 compared to 2018 as a result of higher operating costs associated with those departments. This increase had an accounting impact of reducing the gross margin in accordance with U.S. GAAP.

Research and Development, Net. Research and development expenses for 2019 in the amount of $15.8 million decreased by $0.3 million compared to $16.1 million in 2018, which represents a 2% annual decrease. Payroll and related expenses, net decreased by approximately $0.8 million primarily driven by lower headcount and an increase in the capitalization of payroll related costs due to an increase in new product development in 2019. Outside services and outsourced engineering expenses associated with our increased investment in R&D increased by $0.5 million. R&D headcount during 2019 decreased from 140 to 132 employees.

Sales and Marketing. Sales and marketing expenses for 2019 totaling $13.8 million decreased by $2.4 million, compared to $16.2 million in 2018. The change is mainly due to a $0.8 million decrease in payroll and related expenses due to lower headcount, a $1.0 million decrease in expenses related to outside services associated with marketing activities, $0.2 million decrease in travel related expenses, a $0.2 million decrease associated with amortization of intangible assets and a $0.2 million decrease in allocated costs from the Corporate and IT departments due to lower headcount during 2019. Sales and Marketing headcount during 2019 decreased from 62 to 45 employees, with most of the decrease occurring in the fourth quarter.

General and Administrative. General and administrative expenses for 2019 of $10.9 million increased by $2.6 million, compared to $8.3 million in 2018, which represents a 31% annual increase. The increase is due to an increase of $1.0 million in payroll related expenses, primarily driven by higher salary costs and ASC 718 expense related to RSUs issued in 2019 with a 1-year vesting period offset by lower bonus expense. Outside services increased by $2.0 million in 2019 primarily due to higher legal expenses due to the litigation settlement of approximately $1.1 million in additional expense in 2019, as outlined in Note 7 of the consolidated financial statements included elsewhere in this Annual Report, and an increase in board of director fees. Offsetting the increases was a decrease in travel related costs of $0.1 million and a decrease in employee recruitment costs of $0.3 million. G&A headcount during 2019 decreased from 34 to 32 employees.

Other Income (Expense), Net. Other Income (Expense) was $0.3 million in 2019 primarily related to the earn-out payment.

Financial Expense, Net. Financial expenses, net, for 2019 of $0.7 million increased by $0.4 million, compared to $0.3 million in 2018. The increase is mainly due to a $0.5 million increase in interest expenses associated with the Convertible Notes issued in December 2018 offset by an increase of $0.1 due to higher capitalization of interest associated with the increased in 2019 capitalization associated with the development of new products.

Effective Corporate Tax Rates

Corporate tax rates and real capital gains tax in Israel were 23% in 2019 and 2018. There has been no change to date in 2020.

The Company’s German subsidiary is subject to German tax at a consolidated rate of approximately 30%.

Other non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

We do not provide deferred tax liabilities when we intend to reinvest earnings of foreign subsidiaries indefinitely. As of December 31, 2019, there are no undistributed earnings of foreign subsidiaries.

We may currently qualify as an “industrial company” within the definition of the Law for the Encouragement of Industry (Taxation), as such, we may be eligible for certain tax benefits, including, inter alia, special depreciation rates for machinery, equipment and buildings, amortization of patents, certain other intangible property rights and deduction of share issuance expenses.

Net Operating Loss Carry-Forwards

As of December 31, 2019, Cyren’s net operating loss carryforwards for tax purposes amounted to $91.7 million and capital loss carryforwards of $17.8 million which may be carried forward and offset against taxable income in the future, for an indefinite period.

As of December 31, 2019, the U.S. subsidiary had net operating loss carryforwards of $39.7 million for federal tax purposes and $11.1 million for state tax purposes. These losses may offset any future U.S. taxable income of the U.S. subsidiary and will expire in the years 2020 through 2039.

Management currently believes that based upon its estimations for future taxable income, it is more likely than not that the deferred tax assets regarding the loss carryforwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided to reduce deferred tax assets to their realizable value.

Liquidity and Capital Resources

We finance our operations primarily from our cash and cash equivalents and cash from operations. As of December 31, 2019, and 2018, we had approximately $11.6 million and $17.6 million of cash and cash equivalents, respectively.

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

Outlook

During 2020, we expect to continue to incur capital expenditures associated with R&D and data center infrastructure.  Over the past several years, the Company has devoted substantially most of its effort to research and development, product development and increasing revenues through additional investments in sales & marketing. The Company generated a loss of $18.0 million and negative cash flow of $6.9 million from operating activities in the twelve-month period ended December 31, 2019, and has an accumulated deficit of $231.3 million as of December 31, 2019. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required. Accordingly, the Company’s Board modified its contingency plan, to be effected if needed, in whole or in part, at its discretion, to allow the Company to continue its operations and meet its cash obligations. The contingency plan consists of cost reduction, which include mainly the following steps: reduction in consultants’ expenses, headcount, compensation paid to key management personnel and capital expenditures. The Company and the Board believes that its existing capital resources and other future measures that may be implemented, if so required, will be adequate to satisfy its expected liquidity requirements for at least twelve months from the filing date.

Cash Flows from Operating Activities

In 2019, net cash used in operating activities was $6.9 million and was primarily due to a net loss of $18.0 million adjusted for non-cash activity of $3.8 million amortization of intangible assets, $1.9 million depreciation of property and equipment, $2.4 million stock-based compensation expenses, $1.2 million amortization of deferred commissions, $1.3 million in amortization of operating lease right-of-use assets associated with the adoption of ASC 842 effective January 1, 2019, $2.9 million increase in deferred revenues, $1.5 million increase in trade receivables, net and offset by a decrease in deferred commissions of $1.0 million, a decrease trade payable of $0.7 and a decrease of $1.0 in employee and payroll accruals, accrued expenses and other liabilities and a decrease in operating lease liabilities of $1.2 million.

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

Cash Flows from Investing Activities

 In 2019, net cash used in investing activities consisted of $3.7 million for capitalization of technology and $1.5 million used to purchase property and equipment.

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

Cash Flows from Financing Activities

In 2019, net cash generated by financing activities was $6.0 million and was due to net proceeds of $8.0 million from the rights offering, $0.7 million proceeds from exercise of options, and offset by $2.7 million payment of earn-out consideration.

In 2018, net cash generated by financing activities was $10.8 million and was due to net proceeds of $10.0 million from the issuance of convertible notes, $1.4 million proceeds from exercise of options, and offset by $0.6 million payment of earn-out consideration.

Working Capital

As of December 31, 2019, and 2018, we had positive capital of $0.6 million and $7.7 million, respectively. The decrease in working capital during 2019 is primarily due to our negative cash flow from operating and investing activities primarily driven by the increase in deferred revenues and in 2019 the recording of operating lease liabilities on the balance sheet, an overall lower cash balance, and the lower amount of capital raised compared to 2018.

Financings

On December 5, 2018, the Company issued $10.0 million aggregate principal amount of Convertible Notes in a private placement to affiliates of an existing minority institutional shareholder. The Convertible Notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes have a 3-year term and mature in December 2021, unless converted in accordance with their terms prior to maturity. The notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding.

On November 7, 2019 Cyren announced the closing of a rights offering that raised gross proceeds of $8.0 million. As a result of this offering, the conversion price of the Convertible Notes was adjusted to $3.73. In addition, the notes would be subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price).

On March 19, 2020, we issued $10.25 million aggregate principal amount of Convertible Debentures in a private placement to certain investors. The Convertible Debentures are secured by a guarantee by two of our subsidiaries and carry a 5.75% interest rate, payable semi-annually in cash or, subject to the satisfaction of certain equity conditions, in ordinary shares. The Convertible Debentures mature in March 2024, unless converted in accordance with their terms prior to maturity. The Convertible Debentures have an initial conversion price of $0.75 per share, subject to adjustments. If the closing bid price of our ordinary shares has been at least $2.25 (subject to adjustment) for at least 20 trading days during any 30 consecutive trading day period, and certain conditions are satisfied, we may force a conversion of all or any part of the outstanding principal amount of the Convertible Debentures, accrued and unpaid interest and any other amounts then owing, subject to certain conditions.

Earn-Out Consideration

In conjunction with the 2012 acquisition of eleven, the Company entered into an earn-out agreement with the former shareholders that would pay additional consideration based on the revenue performance for the years ending 2012-2015. Subsequently in 2014 the Company had a legal dispute regarding the amount and timing of the earn-out payments and had entered into arbitral proceedings with the former shareholders of eleven. On March 9, 2017, the Company received the arbitral judgement. Pursuant to the judgement, the earn-out consideration balance was increased to reflect additional legal expenses and interest expenses covering the period up to December 31, 2016. During 2017 and 2018, the Company continued to accrue interest on the unpaid earn-out consideration balance. Such interest is reflected in the consolidated statements of operations under financial expenses, net. In May 2018, the Company made a partial payment of the earn-out consideration to five of the six former shareholders, in an amount of $604 thousand. The earn-out consideration balance presented on the Company’s balance sheet as of December 31, 2018 reflects the complete remaining liability relating to the earn-out, including accrued interest. Subsequent to the reporting period, in February 2019, the parties agreed to resolve all pending claims, and on February 28, 2019 the Company paid approximately $2.7 million to settle the earn-out consideration in full. For additional information, please refer to Note 7b(i) of the consolidated financial statements included elsewhere in this Annual Report.

Registration Statements

In connection with our private placement to Warburg Pincus in November 2017, in which we issued approximately 10.6 million ordinary shares for $1.85 per share, we and Warburg Pincus entered into a registration rights agreement, which, among other things, provides Warburg Pincus with three demand registration rights, piggyback and shelf registration rights. The demand registration rights may be exercised starting August 6, 2018, subject to certain customary blackout periods.

In connection with issuance of the Convertible Debentures, we entered into a Registration Rights Agreement with the purchasers. Pursuant to that agreement, we agreed to file one or more registration statements with the SEC within sixty days of the date of the agreement to cover the resale of the shares of our ordinary shares that are issuable to the purchasers upon any conversion of the Convertible Debentures or as interest payments.

On September 21, 2018, we filed a shelf registration statement on Form F-3 with the SEC, which we converted to a Form S-3 on August 16, 2019. This registration statement enables us to issue debt securities, ordinary shares, warrants or subscription rights up to an aggregate amount of $50 million. Under the rules governing shelf registration statements, we will file a prospectus supplement with the SEC which describes the amount and type of securities being offered each time we issue securities under this registration statement. No securities were issued under the registration statement on Form F-3. In November 2019, we issued shares as part of our rights offerings using our Form S-3 as described below.

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

Intangible Assets

Intangible assets that are not considered to have an indefinite useful life are amortized over their estimated useful lives, which range from 1 to 20 years. Acquired customer contracts and relationships are amortized over their estimated useful lives in proportion to the economic benefits realized. This accounting policy results in accelerated amortization of such customer contracts and relationships arrangements as compared to the straight-line method. Technology, intellectual property and trademarks are amortized over their estimated useful lives on a straight-line basis.

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

In the fourth quarter of 2019, we have recognized an impairment loss of $0.2 related to R&D, an acquired intangible asset from a prior acquisition. We have determined that the benefit of the acquired R&D would not be realized. This amount has been recognized in cost of revenue. While this was a non-cash charge, it is expected to reduce amortization expense by $0.1 on an annualized basis.

The Company did not record an impairment related to the year-ended December 31, 2018.

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

For each of the two years in the period ended December 31, 2019, no impairment losses have been identified.

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

Subscription Service Revenue - Subscription service revenue is derived from a subscription-based licensing model with contract terms typically ranging from one to three years, and consists of (1) subscription fees from the licensing of the Company’s Enterprise or Threat Intelligence Services and (2) subscription fees for real-time threat updates and software with support and related future updates where the software updates are critical to the customers’ ability to derive benefit from the software due to the fast changing nature of the technology. These function together as one performance obligation. The hosted on-demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Support revenue is derived from ongoing security updates, upgrades, bug fixes, and maintenance. A time-elapsed method is used to measure progress because the Company transfers control evenly over the contractual period. Accordingly, the fixed consideration related to subscription service revenue is generally recognized on a straight-line basis over the contract term beginning on the date access is provided, as long as other revenue recognition criteria have been met. Most of the company’s contracts are non-cancelable over the contract term. Customers typically have the right to terminate their contract for cause if the Company fails to perform in accordance with the contractual terms. Some of the Company’s customers have the option to purchase additional subscription services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they are priced at or above the Company’s standalone selling price and, as such, would not result in a separate performance obligation.

Variable Consideration - Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved. If the Company’s services or products do not meet certain service level commitments, the Company’s customers are entitled to receive service credits representing a form of variable consideration. The Company has not historically experienced any significant incidents affecting the defined levels of reliability and performance as required by the Company’s subscription contracts. Accordingly, there are no estimated refunds related to these contracts in the consolidated financial statements during the periods presented.

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

The Company applies ASC 718, and ASC 505-50, “Equity Based Payments to Non-Employees” (“ASC 505-50”), with respect to options issued to non-employees.

The fair value for options granted in 2019 and 2018 is estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions:

	Year ended December 31,
Stock options	2019	2018
Volatility	46-50%	49%-51%
Risk-free interest rate	1.5%-2.5%	2.3%-3.1%
Dividend yield	0%	0%
Expected life (years)	3.7-4.0	3.6-5.0

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

Special Note Regarding Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. We urge you to consider that statements which use the terms “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate”, “will” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report contains forward-looking statements regarding:

●	our intention to release two new enterprise-focused product offerings in 2020 and the anticipated solutions such offerings will provide to our customers;

●	our expectations regarding the timing of availability of our CIS solution to the market and the timing of its revenue impact;

●	our expectations regarding our integrated offering and our partnership with Microsoft;

●	our expectations regarding our future profitability and revenue growth;

●	our expectations regarding increases in cost of revenue and operating expenses, including as a result of our anticipated investments in R&D;

●	our beliefs regarding the importance of R&D;

●	our expectation to lower the rate of R&D investment as a percentage of revenue in the future and to drive more revenue from existing solutions rather than by adding new solutions;

●	our expectations regarding reducing the historical rate of headcount growth and its resulting impact on our gross and operating margins over time;

●	our expectations regarding our business strategies, including our contingency plan;

●	our expectations regarding growth of our enterprise business and its expected impact on our business, including its contribution to our cash flow and return on investment;

●	our expectations regarding our capital expenditures for 2020;

●	our belief regarding the adequacy of our existing capital resources and other future measures to satisfy our expected liquidity requirements;

●	our beliefs regarding our competitive position in the market in which we operate;

●	our expectations regarding the regulatory environment of data privacy in the EU;

●	our anticipated significant investments in R&D and promotion of our brand;

●	our expectations regarding trends in the market for internet security and technology industry;

●	our expectations regarding existing and new threats, key challenges and opportunities in our industry and their impact on our business, including the impact of innovations in the technology industry;

●	our expectations regarding the increase in utilization of our cloud infrastructure and the resulting impact on our gross margins;

●	our expectations regarding continued and future customers that will contribute to our revenue, and the solutions we provide to such customers;

●	our beliefs regarding factors that make our vision compelling to the IT security market;

●	our expectations regarding the locations where we conduct our business;

●	our belief regarding passive foreign investment company status;

●	our expectations regarding the impact of litigation;

●	our beliefs regarding our net operating loss carry-forwards; and

●	our expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to execute our business strategies, including our sales and business development plan;

●	our ability to timely and successfully enhance and improve our existing solutions and introduce our new solutions;

●	the commercial success of such enhancements and new solutions;

●	lack of demand for our solutions, including as a result of actual or perceived decreases in levels of advanced cyber attacks;

●	our ability to manage our cost structure, avoid unanticipated liabilities and achieve profitability;

●	our ability to grow our revenues, including the ability of existing solutions to drive sufficient revenue;

●	our ability to attract new customers and increase revenue from existing customers;

●	market acceptance of our existing and new product offerings;

●	the success of our partnership with Microsoft, including our ability to successfully integrate our web security technology into its platform;

●	our ability to adapt to changing technological requirements and shifting preferences of our customers and their users;

●	the impact of the of the COVID-19 outbreak;

●	our continued listing on Nasdaq;

●	our ability to successfully shift the focus of our product development and sales efforts to new products, while de-emphasizing our CWS offerings;

●	loss of any of our large customers;

●	adverse conditions in the national and global financial markets;

●	the impact of currency fluctuations;

●	political and other conditions in Israel that may limit our R&D activities;

●	increased competition or our ability to anticipate or effectively react to competitive challenges;

●	the ability of our brand development strategies to enhance our brand recognition;

●	our ability to retain key personnel;

●	performance of our OEM partners, service providers and resellers;

●	our ability to successfully implement our contingency plan, if needed, and its ability to allow us to continue our operations and meet our cash obligations;

●	our ability to successfully estimate the impact of regulatory and litigation matters;

●	our ability to comply with applicable laws and regulations and the impact of changes in applicable laws and regulations, including tax legislation or policies;

●	economic, regulatory and political risks associated with our international operations;

●	the impact of cyber attacks or a security breach of our systems;

●	our ability to protect our brand name and intellectual property rights;

●	the impact of our controlling shareholder’s decisions, which may differ with respect to our strategic direction; and

●	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements.

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

Impact from the COVID-19 Outbreak

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic” which is now known as COVID-19. The outbreak has impacted thousands of individuals worldwide. In response, many countries have implemented measures to combat the outbreak which have impacted global business operations.

As of the date of issuance of the financial statements, the Company’s operations have not been significantly impacted, however, the Company continues to monitor the situation. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others.

No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of year-end; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future.

In addition, while the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are on pages F-1 through F-36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2019, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2019, to provide reasonable assurance that the information required to be disclosed in filings and submissions under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information related to us and our consolidated subsidiary is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective can only provide reasonable assurance with respect to financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed our internal control over financial reporting as of December 31, 2019. Our management based its assessment on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective.

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

During the quarter ended December 31, 2019, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table identifies our current directors, their ages and their respective positions.

Name	Age	Position with CYREN

Hila Karah (1)(2)(4)	51	Director
Lior Samuelson	71	Chairman of the Board
Todd Thomson (3)(4)	59	Lead Director
James Hamilton (1)(2)(3)(4)	56	Director
David Earhart (1)(2)(3)(4)	58	Director
John Becker (1)(3)(4)	62	Director
Cary Davis	53	Director
Brian Chang (2)	38	Director
Lauren Zletz	33	Director
Rajveer Kushwaha	52	Director

Cary Davis, Brian Chang, Lauren Zletz and Rajveer Kushwaha are employees of an affiliate of Warburg Pincus.

(1)	Member of the compensation committee.

(2)	Member of nominating and governance committee.

(3)	Member of the audit committee.

(4)	Determined by the audit committee and the Board to be an independent director pursuant to Nasdaq Corporate Governance Listing Rule 5605(a)(2) and the Israeli Companies Law, 1999 (the “Companies Law”).

Lior Samuelson joined the Board in August 2010 and has held the position of Chairman of the Board since December 2010. Mr. Samuelson served as the Chief Executive Officer at Cyren beginning December 2013 through May 2019. During his extensive career, Mr. Samuelson has served as chairman, CEO and board member of companies in technology, telecommunications, financial services and management consulting, such as Deltathree (DDDC), PricewaterhouseCoopers Securities and The Barents Group. Mr. Samuelson was previously a managing partner with KPMG and a senior manager at Booz Allen Hamilton. Mr. Samuelson holds both a B.A. and a M.A. in economics from Virginia Tech. We believe Mr. Samuelson is qualified to serve on our board of directors because of his longstanding service with us and his extensive experience serving on company boards and in senior leadership positions.

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

Lauren Zletz joined the Board in May 2018. Ms. Zletz is a Principal at Warburg Pincus, which she joined in 2015. Prior to joining Warburg Pincus, Lauren worked in private equity at Thomas H. Lee Partners from July 2011 to July 2013, and investment banking at Greenhill & Company from June 2009 to June 2011. Lauren focuses on investments in the technology, software, and internet sectors, and has served on the boards of several companies. Lauren received an A.B. in Social Studies from Harvard College and an M.B.A. from the Stanford Graduate School of Business. We believe Ms. Zletz is qualified to serve on our board of directors because of her investment career in high-tech companies and experience serving on company boards.

 Rajveer Kushwaha joined the Board in August 2018. Mr. Kushwaha is the Chief Technology Officer and a Managing Director at Warburg Pincus, which he joined in 2012. Mr. Kushwaha has over 25 years of experience in leading commercial software product development, strategic planning, technology operations, business transformation, ERP implementations, and process outsourcing initiatives at Fortune 500 companies in a variety of industries. Prior to joining Warburg Pincus, Mr. Kushwaha held senior management positions at Zimmer Holdings Inc., Dell Computer Corporation, First Data Corporation (FDC), Cummins Engine Company and Safway, Inc. He has been recognized as one of the top 100 IT innovators in the automotive/manufacturing industry, is the recipient of a CIO 100 innovation award and has filed numerous patents in the field of disruptive services technologies.  Mr. Kushwaha holds an M.S. in management of technology from MIT, an M.B.A. from the University of Wisconsin at Madison and Idaho State University; a B.S. in electrical engineering from India and completed the Advanced Management Program (AMP) from Harvard University. We believe that Mr. Kushwaha is qualified to serve on our board of directors because of his significant software and technical experience and his experience holding senior management positions in the high-tech industry.

Executive Officers

The following table identifies our current executive officers, their ages and their respective positions.

Name	Age	Position

Brett Jackson	61	Chief Executive Officer

Atif Ahmed	46	Vice President Sales, EMEA

Boris Bogod	45	Vice President, Global Cloud Operations

Bruce Johnson	63	Vice President, Sales North America

Richard Ford	43	Chief Technology Officer

Lior Kohavi	49	Chief Strategy Officer & EVP, Advanced Solutions

Matt Mosley	43	Vice President, Product Management

Eva Markowitz	45	Vice President, Human Resources

J. Michael Myshrall	50	Chief Financial Officer

Eric Spindel	43	Vice President, General Counsel and Corporate Secretary

Sigurdur Stefnisson	44	Vice President, Detection

Michael Tamir	46	Vice President, Global Support Services

Brett Jackson joined Cyren in May 2019 as our Chief Executive Officer. Previously, he served as Chief Executive Officer of Digital Reasoning, an artificial intelligence analytics software company, from April 2017 to February 2019. Prior to Digital Reasoning, Mr. Jackson was Chief Executive Officer of Logi Analytics from December 2008 to April 2016 and Chairman of Logi Analytics from May 2016 to October 2017. Earlier, Mr. Jackson was Chief Executive Officer of Digital Harbor and eSecurity, and previously served as Chief Operating Officer of Cybertrust (acquired by Verizon) and Axent Technologies (acquired by Symantec).

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

 Bruce Johnson joined Cyren in August 2019 and is responsible for leading Cyren’s sales and go-to-market activities in the Americas. He has over 30 years of experience leading sales teams for high-growth cybersecurity companies, including several which have had successful exits. Bruce has held senior sales leadership positions at 4iQ (April 2018 – January 2019), Vaultive (September 2015 – March 2018), Fortscale (July 2014 – June 2015), Thales-Vormetric (May 2003 – January 2014), Entercept Security Technologies, Arcot Systems and Axent. He holds a Bachelor’s degree in Economics and Marketing from California State University in Chico.

Dr. Richard Ford joined Cyren in May 2019. Dr. Ford was previously Chief Scientist and Chief Technology Officer at Forcepoint, a developer and marketer of cybersecurity software, from January 2016 to April 2019. He spent over 20 years as a researcher of anti-malware and advanced threat detection technologies for various companies. During his career, Dr. Ford has held positions with Virus Bulletin, IBM Research, Command Software Systems, and NTT Verio. He has published numerous papers and holds several patents in the security area, and held an endowed chair as Head of the Computer Sciences and Cybersecurity Department at the Florida Institute of Technology (July 2004-July 2015). Dr. Ford holds a Bachelor’s, Master’s and D.Phil. in Physics from the University of Oxford.

Lior Kohavi joined Cyren in June 2013 as Chief Technology Officer and was appointed as Chief Strategy Officer & EVP, Advanced Solutions in May 2019. Mr. Kohavi brings over 25 years of vast experience as an engineer, product and technology executive. Previously, Mr. Kohavi held multiple leadership roles, including business strategy architect and partner group manager at Microsoft, VP and GM at Websense, VP Engineering and EVP product management and strategy at Whale Communications (Microsoft acquired). Mr. Kohavi also served as a GM at Cylink VPN Labs and led the development of cryptographic network security products at Algorithmic Research (Cylink acquired) and served as head of the Israel Air Force’s Network and Operations Systems Department. Mr. Kohavi holds a B.A. degree in computer science from Bar-Ilan University and an Executive MBA from Tel Aviv University.

Matt Mosley joined Cyren in November 2019 as the Vice President Product Management. Mr. Mosley oversees the company’s global product management team and is responsible for developing and delivering Cyren’s product vision. Previously, Mr. Mosley held multiple leadership positions at Devo (June 2018 – November 2019), where he was Vice President of Products for Devo’s Cyber Security business.  Prior to Devo, Mr. Mosley served as Director of Product Management for Symantec’s MSSP business (June 2014 – March 2018) and has held other senior leadership roles with leading security firms including NetIQ, Internet Security Systems, Intellitactics, and Brabeion Software. Mr. Mosley is a frequent speaker and writer on information security topics and holds the CISSP, CISM, and CISA designations.

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

CEO Transition

In February 2019, we announced that Mr. Samuelson intended to step down as CEO after transitioning his responsibilities to a successor but would remain in his position as Chairman of the Board. Mr. Samuelson continued in his role as CEO until May 2019 when he transitioned his responsibilities to Brett Jackson as our new CEO.

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

Under the Nasdaq Listing Rules, an audit committee must consist of at least three directors meeting the independence standards under Nasdaq Listing Rules. The audit committee consists of David Earhart (chairman), Todd Thomson, John Becker and James Hamilton. The Board has determined that each member of the audit committee meets the independence requirements under the Nasdaq Listing Rules and the enhanced independence standards for audit committee members required by the SEC. In addition, the Board has determined that Todd Thomson meets the requirements of an audit committee financial expert under SEC rules.

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

The nominating and governance committee consists of Hila Karah (chair), David Earhart, James Hamilton and Brian Chang. The Board has determined that each member of the nominating and governance meets the independence requirements under Rule 5605(a)(2) of the Nasdaq Listing Rules, except Brian Chang.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the rules thereunder require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports with the SEC relating to their share ownership and changes in such ownership. Based on a review of our records and certain written representations received from our executive officers and directors, we believe that during the year ended December 31, 2019, all Section 16(a) filing requirements applicable to directors, executive officers and greater than 10% shareholders were complied with on a timely basis, except that Rajveer Kushwaha did not timely file a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation paid by us in the past two fiscal years to: (i) our Chief Executive Officers; (ii) our Chief Financial Officer; and (iii) our Vice President Sales, EMEA. We refer to the persons listed in (i) through (iii) collectively as our named executive officers or NEOs.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(6)		Total ($)
Lior Samuelson	2019	138,799	(2)	-		39,750	-	-		188,438		366,986
Chief Executive Officer(8)	2018	312,000		84,600		115,000	322,366	-		30,142		864,108
Brett Jackson	2019	239,355	(3)	-	(4)	1,287,900	763,310	-		25,247		2,315,812
Chief Executive Officer(9)
J. Michael Myshrall	2019	260,125		-	(4)	250,000	-	-		38,059		548,184
Chief Financial Officer	2018	260,125		99,888		69,000	-	-		45,586		474,599
Atif Ahmed	2019	263,172	(7)	-		150,000	-	142,939	(5)(7)	51,582	(7)	607,693
Vice President Sales, EMEA	2018	191,835	(7)	-		46,000	-	303,164	(5)(7)	46,403	(7)	587,402

(1)

The amounts shown represent the estimated aggregate grant date fair value of the awards made in each fiscal year relating to restricted stock units (“RSUs”) and options granted to the NEOs. The aggregate grant date fair value of these awards is computed in accordance with FASB ASC Topic 718. Assumptions used in determining the aggregate grant date fair value of RSU and option awards are set forth in Note 2 in our financial statements, which are included elsewhere in this Annual Report on Form 10-K. The stock awards represent the grant date fair value of awards to (i) Mr. Samuelson of 25,000 RSUs awarded in July 2019, (ii) Mr. Jackson of 1,080,000 stock options awarded in May 2019 and 810,000 RSUs awarded in July 2019, (iii) Mr. Myshrall of 97,276 RSUs awarded in February 2019 and (iv) Mr. Ahmed of 58,366 RSUs awarded in February 2019. Mr. Jackson’s stock option grants vest over four years beginning on May 6, 2019 and his RSU grants vest in four equal annual installments beginning on July 30, 2019; Mr. Samuelson’s RSU grants vest in four equal quarterly installments beginning on July 30, 2019; Mr. Myshrall’s and Mr. Ahmed’s RSU grants fully vested after one year on February 17, 2020.

(2)

Mr. Samuelson’s employment as Chief Executive Officer ended on May 5, 2019 with an annual base salary of $312,000, when he returned to the position as Chairman of the Board.  The 2019 salary listed above is pro-rated for his partial year of employment as CEO and his compensation as Chairman is listed on page 63.  Upon termination as CEO, Mr. Samuelson was also awarded severance and accrued vacation, which is included in the All Other Compensation column.

(3)

Mr. Jackson’s employment with the Company started on May 6, 2019 with an annual base salary of $365,000 and annual target bonus of $225,000.  The 2019 salary listed above is pro-rated for his partial year of employment, and no executive bonuses were awarded for the 2019 fiscal year.

(4)	No executive bonuses were awarded for the 2019 fiscal year.

(5)	This amount represents commission earned in 2019 and 2018 based on the achievement of pre-established sales targets.

(6)	Includes Social Security & Medicare paid by the Company, pension fund, 401(k) match, health insurance premiums, in the case of Mr. Ahmed, car allowance, and in the case of Mr. Samuelson, severance.

(7)	In the case of Mr. Ahmed, converted from British Pound to U.S. Dollars using currency ratio of 1.00 British Pound Sterling = 1.3159 U.S. Dollars as of December 31, 2019.
(8)	Mr. Samuelson served as CEO until May 5, 2019.
(9)	Mr. Jackson commenced his tenure as CEO on May 6, 2019.

The following table summarizes the compensation paid by us in the past two fiscal years to our next two most highly compensated officers. This information is included solely to comply with Israeli law which requires us to provide the compensation granted to our five most highly compensated officers during the past fiscal year.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)		Total ($)
Richard Ford	2019	202,083	(2)	-	(3)	-		309,241	(4)	-	24,059		535,383
Chief Technology Officer
Lior Kohavi	2019	281,624	(6)	-	(3)	150,000	(4)	-		-	51,882	(6)	483,506
Chief Strategy Officer	2018	248,562	(6)	341,052		338,900		-		-	37,409	(6)	965,923

(1)	The amounts shown represent the estimated aggregate grant date fair value of the awards made in each fiscal year relating to RSUs and options granted to the NEOs. The aggregate grant date fair value of these awards is computed in accordance with FASB ASC Topic 718. Assumptions used in determining the aggregate grant date fair value of RSU and option awards are set forth in Note 2 in our financial statements in our Annual Report, which are included elsewhere in this Annual Report on Form 10-K.
(2)	Mr. Ford’s employment with the company started on May 20, 2019 with an annual base salary of $325,000 and annual target bonus of $110,500. The 2019 salary listed above is pro-rated for his partial year of employment, and no executive bonuses were awarded for the 2019 fiscal year.
(3)	No executive bonuses were awarded for the 2019 fiscal year.
(4)	This amount represents the grant date fair value of awards to (i) Mr. Ford of 550,000 stock options which vest over four years beginning August 12, 2019 and (ii) Mr. Kohavi of 58,366 RSUs which fully vested after one year on February 17, 2020.
(5)	Includes Social Security & Medicare paid by the Company, pension fund, 401(k) match, severance pay fund, health insurance premiums, in the case of Mr. Kohavi, study fund.
(6)	In the case of Mr. Kohavi, converted from Israeli Shekel to U.S. Dollars using currency ratio of 1.00 Israeli Shekel = 0.2877 U.S. Dollar as of December 31, 2019.

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

Our compensation committee will periodically review the Policy and monitor its implementation, and recommend to our Board and shareholders to amend the Policy as it deems necessary from time to time. The term of the Policy is three years as of the date of its adoption, during which, the Board is required to examine the Policy and revise it from time to time, if the circumstances under which it had been adopted have materially changed. Following such three-year term, the Policy, including any revisions recommended by our compensation committee and approved by our Board, as applicable, will be brought once again to the shareholders for approval.

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

Mr. Jackson Executive Employment Agreement

Pursuant to the terms of the executive employment agreement dated April 23, 2019 between the Company and Mr. Jackson, he became our Chief Executive Officer effective May 6, 2019 following Board approval on April 23, 2019.

Under this executive employment agreement, Mr. Jackson’s employment is on an at-will basis and can be terminated by Mr. Jackson upon 30 days’ advance written notice, except in the case of termination for “Cause”. Mr. Jackson is entitled to the following compensation:

●	An annual base salary of $365,000;

●	Annual bonus of up to $225,000 which will be based on pre-determined performance targets approved by the Compensation Committee and Board; and

●	A grant of 1,080,000 stock options and 810,000 RSUs under the Company’s 2016 Equity Incentive Plan.

In connection with his employment with our Company, Mr. Jackson also signed a confidentiality and inventions assignment agreement.

Mr. Jackson’s executive employment agreement grants him certain rights upon termination of his employment. In connection with any termination by the Company other than for “Cause”, death or disability and other than during the period one month before and 12 months after a “change in control,” or if Mr. Jackson terminates his employment for “good reason”:

●	an advance notice period of 3 months followed by a lump sum payment equal to 6 months of his then annual base salary;

●	9 months of accelerated vesting for all unvested time-based equity awards; and

●	continued Company-paid COBRA coverage for 9 months.

In connection with any termination by the Company other than for “Cause” death or disability and termination occurs during the period one month before and 12 months after a “change in control,” he will be entitled to receive:

●	A lump sum payment equal to 6 months of his then annual base salary;

●	100% accelerated vesting for all unvested time-based equity awards; and

●	continued Company-paid COBRA coverage under Cyren’s health/vision/dental plan for Executive and his eligible dependents for 6 months.

Under Mr. Jackson’s executive employment agreement, “Cause” means (i) a dishonest act or fraud by Mr. Jackson involving his responsibilities as an employee or his failure to abide by the Company’s code of conduct or other material policies; (ii) Mr. Jackson being convicted of, or “no contest” plea to, a felony or crime involving fraud, embezzlement, dishonesty, misappropriation of funds or other moral turpitude; (iii) Mr. Jackson’s gross negligence or willful misconduct in performance of duties; (iv) Mr. Jackson’s repeated failure to perform any reasonable assigned duties after written notice from the Board; (v) a material breach by Mr. Jackson of his fiduciary duty, or duty of loyalty or breach of duty of confidentiality; or (vi) Mr. Jackson’s action or inaction which, in the reasonable discretion of the Board, causes actual material harm to the Company.

“Good Reason” means any of the following: (i) a material reduction in Mr. Jackson’s annual base salary or target bonus amount without his consent; (ii) a change in the geographic location to greater than fifty (50) miles from Cyren’s current Virginia office location without Mr. Jackson’s consent; (iii) a change in Mr. Jackson’s position with the Company which materially reduces his duties and responsibilities without his’s consent or (iv) any other action or inaction that constitutes a material breach by the Company of this Agreement.

“Change of Control” means the occurrence of either of the following events: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than Warburg Pincus and/or its affiliates, becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than 50% of the total voting power represented by the Company’s then outstanding voting securities; or (ii) the consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets.

Mr. Myshrall Offer Letter

Pursuant to the terms of the Offer Letter dated January 9, 2011 between the Company and Mr. Myshrall, he became our VP, Corporate Business Development effective January 9, 2011. Mr. Myshrall was later appointed Chief Financial Officer following board approval in March 2014. The terms of Mr. Myshrall’s employment were supplemented by letter agreement on March 2, 2020.

Mr. Myshrall’s employment is on an at-will basis and can be terminated by Mr. Myshrall upon 30 days’ advance written notice, except in the case of termination for “Cause”. Mr. Myshrall is currently entitled to the following compensation:

●	An annual base salary of $260,125;

●	Annual bonus of up to 40% of his base salary which will be based on pre-determined performance targets approved by the Compensation Committee and Board; and

●	An initial grant of 50,000 stock options under the Company’s stock option plan.

Mr. Myshrall’s employment agreement grants him certain rights upon termination of his employment. In connection with any termination by the Company other than for “Cause”, or should Mr. Myshrall voluntarily terminate his employment for “Good Reason”, Mr. Myshrall shall be entitled to:

●	Severance equal to 6 months of his then annual base salary; and

●	Continued Company-paid COBRA coverage for 6 months;

Under Mr. Myshrall’s agreement, “Cause” is as defined in the Company’s 2016 Equity Incentive Plan.

“Good Reason” means any of the following: (i) the assignment of employment responsibilities which are not of comparable responsibility and status as the employment responsibilities held immediately prior to a change of control; (ii) a reduction of title below that of a Vice President of the Company; (iii) the requirement to relocate in order to work out of one the Company’s corporate offices, rather than working from Mr. Myshrall’s office in Virginia or (iv) a reduction by the Company of Mr. Myshrall’s annual base salary as in effect immediately prior to a change of control.

Mr. Ahmed Letter Agreement

Pursuant to the terms of an employment contract dated June 29, 2016 between the Company and Mr. Ahmed, he became our Vice President, Sales - EMEA on July 11, 2016.

Under this agreement, Mr. Ahmed’s employment is on an at-will basis and can be terminated by either party upon 90 days’ advance written notice, except in the case of termination for “Good Cause”. Mr. Ahmed is entitled to the following compensation:

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

Retirement or Similar Benefit Plans

Israeli law generally requires Cyren to make contributions to employees’ pensions and the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. Additionally, a general practice in Israel followed by Cyren, although not legally required, is the contribution of funds on behalf of certain employees to an individual insurance policy known as “Managers’ Insurance.” This policy provides a combination of savings plan, insurance and severance pay benefits to the insured employee. It provides for payments to the employee upon retirement or death and secures a substantial portion of the severance pay, if any, to which the employee is legally entitled upon termination of employment. Each participating employee contributes an amount equal to 6% of such employee’s base salary, and we contribute between 12.5% and 14.83% of the employee’s base salary.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards at fiscal year-end, or December 31, 2019, for our named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options			Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not
Name	Exercisable	Unexercisable		Price	Date	Vested		Vested(1)
Lior Samuelson	150,000			$3.00	02/18/2021	56,250	(2)	$72,000
Chief Executive Officer(8)	28,797			1.44	02/10/2022
	150,000			2.00	01/24/2023
	91,672	183,328	(3)	2.90	08/28/2024
Brett Jackson		1,080,000	(4)	2.09	05/06/2025	810,000	(5)	1,036,800
Chief Executive Officer(9)
J. Michael Myshrall	40,000			3.32	05/14/2020	119,776	(6)	153,313
Chief Financial Officer	60,000			3.00	02/18/2021
	20,306			1.44	02/10/2022
	50,000			2.00	01/24/2023
Atif Ahmed	140,000			2.13	08/04/2022	73,366	(7)	93,908
Vice President Sales,
EMEA

(1)	The amounts in this column are based on the closing price of our ordinary shares on December 31, 2019 of $1.28.
(2)	This amount reflects 50,000 RSUs which vest in four equal annual installments beginning on January 25, 2019, and 25,000 RSUs which vest in four equal quarterly installments beginning on October 30, 2019 subject to earlier vesting upon a change of control.
(3)	This amount represents options, one quarter of which vest on August 28, 2019 and the remainder of which vest in equal monthly installments for the next 36 months thereafter, subject to earlier vesting upon a change of control.
(4)	This amount represents options, one quarter of which vest on May 6, 2020 and the remainder of which vest in equal monthly installments for the next 36 months thereafter, subject to earlier vesting upon a change of control.
(5)	This amount reflects RSUs which vest in four equal annual installments beginning on July 30, 2020 subject to earlier vesting upon a change of control.
(6)	This amount reflects 30,000 RSUs which vest in four equal annual installments beginning on January 25, 2019, and 97,276 RSUs which vest in one annual installment on February 17, 2020 subject to earlier vesting upon a change of control.
(7)

This amount reflects 20,000 RSUs which vest in four equal annual installments beginning on January 25, 2019, and 58,366 RSUs which vest in one annual installment on February 17, 2020 subject to earlier vesting upon a change of control.

(8)	Mr. Samuelson served as CEO until May 5, 2019.
(9)	Mr. Jackson commenced his tenure as CEO on May 6, 2019.

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

At the Company’s Annual Meeting of Shareholders held on July 30, 2019 (the “2019 Annual Meeting”), the Company’s shareholders approved the amendment of the Company’s non-executive director compensation policy and approved that, the cash compensation paid to non-employee directors (other than Mr. Samuelson, our Chairman) will be $7,500 per quarter and $15,000 for the Lead Director. Directors also are reimbursed for their expenses for each Board meeting attended. New non-employee directors are currently entitled to an initial grant of 50,000 options. In addition, it was approved that non-employee directors who are re-elected at the annual meeting of shareholders are entitled to additional grants of 20,000 RSUs, Mr. Thomson who is entitled to an annual grant of 30,000 RSUs in his capacity as Lead Director and David Earhart who is entitled to an annual grant of 24,000 RSUs in his capacity as Chairperson of the Audit Committee.

Shareholders further approved in the 2019 Annual Meeting the compensation terms for Lior Samuelson as non- executive Chairman of the Board. Effective May 5, 2019, Lior Samuelson stepped down as our CEO, however, he continues to serve as Chairman of our Board. Mr. Samuelson previously did not receive compensation for his service as Chairman of our Board while serving as our CEO. Our Shareholders approved that Mr. Samuelson is entitled to annual cash compensation of $15,000 per month, paid quarterly as of May 6, 2019. Mr. Samuelson also received a grant of 25,000 RSUs which was issued to him on the date of the 2019 Annual Meeting, as well as the following additional terms with respect to Mr. Samuelson’s previous equity grants: (i) existing vested options will expire on the earlier of (x) 6 years from date of grant and (y) three months after Mr. Samuelson’s service as a director ends; (ii) existing unvested equity grants will fully vest on May 6, 2020 (one year after the first day of Mr. Samuelson’s service as Chairman-only); and (iii) accelerated vesting for unvested equity grants should Mr. Samuelson be removed as Chairman without cause prior to May 6, 2020.

The table below summarizes the compensation paid by us to our non-employee directors for services rendered in 2019.

Name	Fees Earned or Paid in Cash		Stock Awards(1)(2)(4)	Option Awards(1)	Total
Hila Karah	$30,000		$27,100	—	$57,100
Todd Thomson	60,000		54,200	—	114,200
James Hamilton	30,000		27,100	—	57,100
John Becker	30,000		27,100	—	57,100
David Earhart	30,000		27,100	—	57,100
Cary Davis	30,000		27,100	—	57,100
Brian Chang	30,000		27,100	—	57,100
Lauren Zletz	30,000		27,100	—	57,100
Rajveer Kushwaha	30,000		27,100	—	57,100
Lior Samuelson	116,703	(3)	39,750	—	156,453

(1)	The amounts shown in these columns represent the estimated aggregate grant date fair value of the RSU and option awards granted to the non-employee directors in 2019. The aggregate grant date fair value of these awards is computed in accordance with FASB ASC Topic 718. Assumptions used in determining the aggregate grant date fair value of RSU and option awards are set forth in Note 2.q in our financial statements, which is included elsewhere in this Annual Report on Form 10-K.
(2)	Each director, with the exception of Mr. Davis and Mr. Chang who joined our Board in November 2017 and Ms. Zletz and Mr. Kushwaha who joined our Board during 2018, received a grant on January 1, 2018 of 10,000 RSUs under our 2016 Non-Employee Director Equity Incentive Plan. Mr. Thompson, our Lead Director, received a grant of 20,000 RSUs. Mr. Davis and Mr. Chang each received a grant of 50,000 options on January 1, 2018, and Ms. Zletz and Mr. Kushwaha each received a grant of 50,000 options on August 28, 2018, upon joining our Board.
(3)	Mr. Samuelson’s employment as Chief Executive Officer ended on May 5, 2019, when he returned to the position as Chairman of the Board with an annual base salary of $180,000. The fees above are pro-rated for his partial year of service as Chairman.
(4)	The table below sets forth the aggregate number of RSUs and unexercised stock options outstanding at December 31, 2019 for each of our non-employee directors.

Name	Aggregate Number of RSUs Outstanding at December 31, 2019	Aggregate Number of Unexercised Stock Options Outstanding at December 31, 2019
Lior Samuelson	56,250	603,797
Hila Karah	17,500	33,334
Todd Thomson	35,000	16,667
James Hamilton	17,500	16,667
John Becker	17,500	50,000
David Earhart	17,500	16,667
Cary Davis	10,000	50,000
Brian Chang	10,000	50,000
Lauren Zletz	10,000	50,000
Rajveer Kushwaha	10,000	50,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares, as of February 29, 2020 (the “Reporting Date”), by (i) each person known to us to beneficially own more than 5% of our ordinary shares; (ii) our named executive officers for the fiscal year ended December 31, 2019; (iii) each director; and (iv) all of the executive officers and directors as a group. Except as shown in the table, no other person is known by us to beneficially own more than 5% of our outstanding ordinary shares. The percentage of shares beneficially owned is based on 59,946,350 ordinary shares outstanding as of February 29, 2020.

Name of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Percent(2)
Holding more than 5%:
WP XII Investments B.V. (3)	32,211,020	53.73%
Yelin Lapidot Holdings Management Ltd. (4)	4,882,373	8.14%

Named Executive Officers and Directors:
Brett Jackson (5)	—	* %
J. Michael Myshrall (6)	299,996	* %
Atif Ahmed (7)	175,946	*
Lior Samuelson (8)	633,734	1.05%
Hila Karah (9)	109,765	*
James Hamilton (10)	44,167	*
Todd Thomson (11)	61,667	*
David Earhart (12)	44,167	*
John Becker (13)	57,500	*
Cary Davis (14)(15)	32,241,645	53.76%
Brian Chang (14)(16)	32,241,645	53.76%
Lauren Zletz (17)	21,250	*
Rajveer Kushwaha (14)(18)	32,232,270	53.75%
Total of all Executive Officers and Directors as a Group (22 persons) (19)	35,210,103	56.86%

*	Less than one percent.

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Cyren Inc., 1430 Spring Hill Road, Suite 330, McLean, VA 22102.

(2)	The number and percentage of shares beneficially owned by each person has been determined in accordance with Rule 13d-3 of the Exchange Act. Pursuant to the rules of the SEC, the number of ordinary shares deemed outstanding includes ordinary shares issuable upon settlement of RSUs held by the respective person or group that will vest within 60 days of the Reporting Date and pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of the Reporting Date. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power with respect to the shares shown as beneficially owned.

(3)	Based on a Schedule 13D/A as filed with the SEC on February 10, 2020. The shareholder of the Company is WP XII Investments B.V., a company incorporated in the Netherlands (“WP XII Investments”), which is wholly owned by WP XII Investments Coöperatief U.A., a company incorporated in the Netherlands (“WP XII Investments Coöperatief”), which itself is wholly owned by (i) Warburg Pincus (Callisto) Private Equity XII (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII Callisto”), (ii) Warburg Pincus (Europa) Private Equity XII (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII Europa”), (iii) Warburg Pincus (Ganymede) Private Equity XII (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII Ganymede”), (iv) Warburg Pincus Private Equity XII-B (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII-B”), (v) Warburg Pincus Private Equity XII-D (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII-D”), (vi) Warburg Pincus Private Equity XII-E (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII-E”), (vii) Warburg Pincus XII Partners (Cayman), L.P., a Cayman Islands exempted limited partnership (“Warburg Pincus XII Partners”), and (viii) WP XII Partners (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII Partners,” and together with WP XII Callisto, WP XII Europa, WP XII Ganymede, WP XII-B, WP XII-D, WP XII-E and Warburg Pincus XII Partners, the “WP XII Funds”). Warburg Pincus LLC, a New York limited liability company (“WP LLC”), is the manager of the WP XII Funds. Warburg Pincus (Cayman) XII, L.P., a Cayman Islands exempted limited partnership (“WP XII Cayman GP”), is the general partner of each of the WP XII Funds. Warburg Pincus (Cayman) XII GP LLC, a Delaware limited liability company (“WP XII Cayman GP LLC”), is the general partner of WP XII Cayman GP. Warburg Pincus Partners II (Cayman), L.P., a Cayman Islands exempted limited partnership (“WPP II Cayman”), is the sole member of WP XII Cayman GP LLC. Warburg Pincus (Bermuda) Private Equity GP Ltd., a Bermuda exempted company (“WP Bermuda GP”), is the general partner of WPP II Cayman. Investment and voting decisions with respect to the ordinary shares are made by a committee comprised of three or more individuals and all members of such committee disclaim beneficial ownership of the shares. WP XII Investments has shared power to vote or direct the vote with respect to all of the shares and shared power to dispose or direct the disposition of all of the shares. The address of WP XII Investments is c/o Warburg Pincus & Co., 450 Lexington Avenue, New York, NY 10017.

(4)	Based on a Schedule 13G/A as filed with the SEC on February 10, 2020. As of December 31, 2019, these securities were beneficially owned as follows: (i) 4,874,624 Ordinary Shares beneficially owned by mutual funds managed by Yelin Lapidot Mutual Funds Management Ltd. and (ii) 7,749 Ordinary Shares beneficially owned by provident funds managed by Yelin Lapidot Provident Funds Management Ltd. The securities are beneficially owned by provident funds managed by Yelin Lapidot Provident Funds Management Ltd. and/or mutual funds managed by Yelin Lapidot Mutual Funds Management Ltd. (the “Subsidiaries”), each a wholly-owned subsidiary of Yelin Lapidot Holdings Management Ltd. (“Yelin Lapidot Holdings”). Dov Yelin and Yair Lapidot each own 24.38% of the share capital and 25.004% of the voting rights of Yelin Lapidot Holdings. Any economic interest or beneficial ownership in any of these securities is held for the benefit of the members of the provident funds or mutual funds, as the case may be. Each of Messrs. Yelin and Lapidot, Yelin Lapidot Holdings, and the Subsidiaries disclaims beneficial ownership of any these securities. Yelin Lapidot Holdings has shared power to vote or direct the vote with respect to all of the shares and shared power to dispose or direct the disposition of all of the shares. The address of Messrs. Yelin and Lapidot, Yelin Lapidot Holdings, and the Subsidiaries is 50 Dizengoff St., Dizengoff Center, Gate 3, Top Tower, 13th floor, Tel Aviv 64332, Israel.
(5)

There are no shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes (i) 810,000 RSUs that have not yet vested and (ii) 1,080,000 shares issuable upon exercise of options that have not yet vested.

(6)	This amount includes 170,306 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes 335,000 RSUs that have not yet vested.
(7)	This amount includes 140,000 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes 10,000 RSUs that have not yet vested.
(8)	This amount includes 443,385 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes 17,500 RSUs that have not yet vested and (ii) 160,412 shares issuable upon exercise of options that have not yet vested.
(9)	This amount includes 33,334 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes (i) 32,500 RSUs that have not yet vested.
(10)	This amount includes 16,667 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes 32,500 RSUs that have not yet vested.
(11)	This amount includes 16,667 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes 55,000 RSUs that have not yet vested.
(12)	This amount includes 16,667 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes 36,500 RSUs that have not yet vested.
(13)	This amount includes 50,000 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes 32,500 RSUs that have not yet vested.
(14)	Each of Messrs. Davis, Chang and Kushwaha (each, a “Warburg Director”) is an indirect beneficial owner of WP Bermuda GP, and a Member and Managing Director of WP LLC. 32,211,020 of the shares indicated as held by each of the Warburg Directors are included because of his affiliation with the Warburg Entities and the WP XII Funds. See footnote (3) above for additional information. Each Warburg Director disclaims beneficial ownership of all shares owned by the Warburg Entities and the WP XII Funds except to the extent of any indirect pecuniary interest therein. Each of the Warburg Directors has shared power to vote or direct the vote with respect to all of the shares and shared power to dispose or direct the disposition of all of the shares. The address of each Warburg Director is c/o Warburg Pincus & Co., 450 Lexington Avenue, New York, NY 10017.
(15)	This amount includes 28,125 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes (i) 21,875 options and (ii) 27,500 RSUs that have not yet vested.
(16)	This amount includes 28,125 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes (i) 21,875 options and (ii) 27,500 RSUs that have not yet vested.
(17)	This amount includes 21,250 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes (i) 31,250 options and (ii) 27,500 RSUs that have not yet vested. The address of Ms. Zletz (also a Warburg Director) is c/o Warburg Pincus & Co., 450 Lexington Avenue, New York, NY 10017.
(18)	This amount includes 21,250 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes (i) 31,250 options and (ii) 27,500 RSUs that have not yet vested.
(19)	This amount includes an aggregate of 1,979,776 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date exercisable. There are no RSUs that will vest within 60 days after the Reporting Date.

Equity Compensation Plans

The following table gives information about Cyren’s ordinary shares that may be issued under Cyren’s existing equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs	Weighted- average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
2016 Equity Incentive Plan	7,965,417	$2.11	8,515,306
2016 Non-Employee Director Equity Incentive Plan	1,138,382	$2.52	1,396,882
Total	9,103,799	$2.16	9,912,188

(1)	Reflects the weighted-average exercise price of outstanding options only, because there is no exercise price associated with the vesting of RSUs.

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

Except as set forth below, since January 1, 2018, we have not had any relationships or transactions with any of our executive officers, directors, beneficial owners of more than 5% of our ordinary shares or any immediate family member of such persons that were required to be reported pursuant to Item 404(a) of Regulation S-K.

On November 6, 2017, Warburg Pincus, our controlling shareholder, purchased 10.6 million ordinary shares from us for $1.85 per share, representing gross proceeds of approximately $19.6 million. In connection with the private placement, we entered into a registration rights agreement with Warburg Pincus with respect to such ordinary shares.

On December 5, 2018, the Company issued $10.0 million aggregate principal amount of Convertible Notes in a private placement to affiliates of Yelin Lapidot Holdings Management Ltd., which holds more than 5% of the Company’s securities. For more information regarding the Convertible Notes, see “Financings” above.

On November 7, 2019, following the closing of the Rights Offering, we issued 4,624,277 ordinary shares to Warburg Pincus, our controlling shareholder, upon exercise of its basic and over-subscription rights in the Rights Offering. The ordinary shares were issued at $1.73 per share, for a total of approximately $8 million of gross proceeds to the Company. For more information regarding the Rights Offering, see “Financings” above.

On March 19, 2020, our CEO, Brett Jackson, participated in our offering of Convertible Debentures, in which he purchased from the Company a Convertible Debenture in the principal amount of $250,000 pursuant to a purchase agreement. We also entered into a registration rights agreement with Mr. Jackson and the other purchasers pursuant to which we agreed to, among other things, file one or more registration statements with the SEC within sixty days of the date of the registration rights agreement upon any conversion of the Convertible Debentures or as interest payments. For more information regarding the Convertible Debentures, see “Financings” above.

Controlled Company Status

We are a controlled company as defined in Rule 5615(c)(1) of the Nasdaq Listing Rules because Warburg Pincus holds more than 50% of our voting power for the election of directors. Therefore, we are not required under Nasdaq rules to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. We nevertheless have a Compensation Committee comprised of all independent directors. In light of our status as a controlled company, at present, five out of ten directors on our board are independent. In addition, our Nominating and Governance Committee, while not comprised solely of independent directors, is comprised of a majority of independent directors, as more fully described below.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global (“EY Global”), has served as our independent registered public accounting firm for each of the fiscal years in the two-year period ended December 31, 2019, for which audited financial statements appear in this Annual Report. The following table presents the aggregate fees billed to us for audit and other services provided by Kost, Forer, Gabbay & Kasierer, a member of EY Global, and other members of EY Global during the years ended December 31, 2019 and 2018:

	Year ended December 31,
(in thousands)	2019 Fees	2018 Fees

Audit Fees (1)	$243	$215
Audit-Related Fees	-	-
Tax Fees (2)	9	8
All Other Fees	-	-
Total	$252	$223

(1)	Audit fees consist of fees billed for the annual audit services engagement and other audit services, which are those services that only the independent registered public accounting firm can reasonably provide, and include the group audit including statutory audits; consents; and assistance in connection with documents filed with the SEC.

(2)	Tax fees are for professional services rendered by our auditors for tax compliance, tax advice on actual or contemplated transactions, tax consulting associated with international transfer prices and global mobility of employees.

Audit Committee Pre-approval Policies and Procedures

Below is a summary of our current policies and procedures:

The main role of the Company’s audit committee is to assist the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company. The audit committee oversees the appointment, compensation, and oversight of the Company’s independent registered public accounting firm engaged to prepare or issue an audit report on the financial statements of the Company. The audit committee’s specific responsibilities in carrying out its oversight role include the approval of all audit and non-audit services to be provided by the external auditor, the quarterly review of the firm’s non-audit services and related fees and the potential impact of such services on auditor independence. These services may include audit services, audit-related services, tax services and other services, as described above. It is the policy of the audit committee to approve in advance the particular services or categories of services to be provided to the Company periodically. Additional services may be pre-approved by the audit committee on an individual basis during the year. The audit committee did not avail itself of section (c)(7)(i)(C) of Rule 2-01 of Regulation S-X during 2019, which allows for an exemption from the pre-approval process under certain limited circumstances. Consistent with these policies and procedures, the audit committee approved all of the services rendered by Kost, Forer, Gabbay & Kasierer, a member of EY Global, and other members of EY Global during fiscal year 2019, as described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements

See Item 8 for Financial Statements included with this Annual Report.

(2)	Financial Statement Schedules

None

(3)	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Period Covered or Date of Filing
3.1	Memorandum of Association of the Company.	F-1 (333–78531)	06/03/99
3.2	Amended and Restated Articles of Association of the Company, as amended on July 30, 2019.	8-K	08/02/2019
4.1	Description of Securities*
10.1	2016 Non-Employee Director Equity Incentive Plan, as amended and restated.†	8-K	08/02/2019
10.2	2016 Equity Incentive Plan, as amended and restated.†	8-K	08/02/2019
10.3	Form of Notice of Grant under the 2016 Equity Incentive Plan.†	10-K	Year ended December 31, 2018
10.4	Form of Notice of Grant under the Non-Employee Director 2016 Equity Incentive Plan.†	10-K	Year ended December 31, 2018
10.5	Summary of Director Compensation.*
10.6	The Executive Compensation Policy of the Company, as approved in August 2018	6-K	07/02/2018
10.7	Form of Convertible Note.	10-K	Year ended December 31, 2018
10.8	Securities Purchase Agreement dated November 6, 2017 between Cyren Ltd. and WP XII Investments BV.	20-F	Year ended December 31, 2017
10.9	Registration Rights Agreement dated November 6, 2017 between Cyren Ltd. and WP XII Investments BV.	20-F	Year ended December 31, 2017
10.10	Form of Indemnification Agreement†	6-K	07/02/2018
10.11	Executive Employment Agreement dated April 23, 2019 between Cyren Inc., Cyren Ltd. and Brett Jackson. †	8-K	04/26/2019
10.12	Offer Letter dated January 9, 2011, between Commtouch Ltd. and J. Michael Myshrall, as supplemented on March 2, 2020.†*
10.13	Employment Contract dated June 29, 2016 between Cyren GmbH and Atif Ahmed†	10-K	Year ended December 31, 2018
10.14	Offer Letter dated November 19, 2013 between Commtouch Inc. and Lior Samuelson.	10-K	Year ended December 31, 2018
21	List of Subsidiaries of the Company.*
23.1	Consent of Kost, Forer, Gabbay & Kasierer, independent registered public accounting firm.*
31.1	Certification of Company’s Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).*
31.2	Certification of Company’s Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).*
32.1	Certification of Company’s Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350. **
101

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyren Ltd.

By:	/s/ Brett Jackson
Brett Jackson
Chief Executive Officer

Date:	March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brett Jackson	Chief Executive Officer	March 30, 2020
Brett Jackson	(Principal Executive Officer)

/s/ J. Michael Myshrall	Chief Financial Officer	March 30, 2020
J. Michael Myshrall	(Principal Financial and Accounting Officer)

/s/ Lior Samuelson	Chairman of the Board	March 30, 2020
Lior Samuelson

/s/ Hila Karah	Director	March 30, 2020
Hila Karah

/s/ Todd Thomson	Director	March 30, 2020
Todd Thomson

/s/ James Hamilton	Director	March 30, 2020
James Hamilton

/s/ David Earhart	Director	March 30, 2020
David Earhart

/s/ John Becker	Director	March 30, 2020
John Becker

/s/ Cary Davis	Director	March 30, 2020
Cary Davis

/s/ Brian Chang	Director	March 30, 2020
Brian Chang

/s/ Rajveer Kushwaha	Director	March 30, 2020
Rajveer Kushwaha

/s/ Lauren Zletz	Director	March 30, 2020
Lauren Zletz

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - - - - - - - -

CYREN LTD. AND ITS SUBSIDIARIES

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CYREN LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyren Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Kost Forer Gabbay and Kasierer

Kost Forer Gabbay and Kasierer

a Member of Ernst & Young Global

We have served as the Company’s auditor since at least 1997, but we are unable to determine this specific year.

Tel-Aviv, Israel

March 30, 2020

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	December 31
	2019	2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,551	$17,571
Trade receivables (net of allowances for doubtful accounts of $129 and $20 as of December 31, 2019 and 2018, respectively)	2,187	3,658
Deferred commissions	948	887
Prepaid expenses and other receivables ($- and $6 attributable to related parties, respectively)	819	778

Total current assets	15,505	22,894

LONG-TERM ASSETS:
Long-term deferred commissions	1,580	1,880
Long-term lease deposits	767	821
Operating lease right-of-use assets	8,695
Severance pay fund	659	503
Property and equipment, net	4,410	4,608
Intangible assets, net	8,966	8,802
Goodwill	20,246	20,519

Total long-term assets	45,323	37,133

Total assets	$60,828	$60,027

The accompanying notes are an integral part of the consolidated financial statements.

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	December 31
	2019	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,184	$1,668
Employees and payroll accruals	3,427	3,959
Accrued expenses and other liabilities ($32 and $40 attributable to related parties, respectively)	1,145	910
Operating lease liabilities	1,946	-
Earn-out consideration and related costs	-	2,926
Deferred revenues	7,208	5,773

Total current liabilities	14,910	15,236

LONG-TERM LIABILITIES:
Deferred revenues	1,956	503
Convertible notes (related party)	10,000	10,000
Long-term operating lease liabilities	7,174	-
Deferred tax liability, net	796	1,130
Accrued severance pay	811	598
Other liabilities	470	700

Total long-term liabilities	21,207	12,931

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Ordinary shares nominal value ILS 0.15 par value -
Authorized: 110,000,000 and 75,353,340 shares as of December 31, 2019 and 2018; Issued: 59,372,173 and 54,405,881 shares as of December 31, 2019 and 2018; Outstanding: 59,372,173 and 54,057,208 shares as of December 31, 2019 and 2018, respectively	2,309	2,097
Additional paid-in capital	255,741	245,570
Treasury shares at cost: 0 and 348,673 Ordinary shares as of December 31, 2019 and 2018, respectively	-	(998)
Accumulated other comprehensive loss	(2,010)	(1,666)
Accumulated deficit	(231,329)	(213,143)

Total shareholders’ equity	24,711	31,860

Total liabilities and shareholders’ equity	$60,828	$60,027

The accompanying notes are an integral part of the consolidated financial statements.

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

	Year ended December 31,
	2019	2018
Revenues	$38,391	$35,900
Cost of revenues	15,557	14,540

Gross profit	22,834	21,360

Operating expenses:

Research and development, net ($- and $25 attributable to related parties, respectively)	15,801	16,116
Sales and marketing	13,825	16,202
General and administrative	10,877	8,343

Total operating expenses	40,503	40,661

Operating loss	(17,669)	(19,301)

Other income (expense), net	266	(11)
Financial expenses, net ($567 and $40 attributable to related parties, respectively)	(727)	(255)

Loss before taxes on income	(18,130)	(19,567)
Tax benefit	112	153

Loss	$(18,018)	$(19,414)

Basic and diluted loss per share	$(0.33)	$(0.36)

Weighted average number of shares used in computing basic and diluted loss per share	55,166,573	53,634,199

The accompanying notes are an integral part of these consolidated financial statements.

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands of U.S. dollars)

	Year ended December 31,
	2019	2018
Loss	$(18,018)	$(19,414)

Other comprehensive loss:
Foreign currency translation adjustments	(344)	(471)

Comprehensive loss	$(18,362)	$(19,885)

The accompanying notes are an integral part of these consolidated financial statements.

CYREN LTD. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)

	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive loss (*)	Accumulated deficit	Total
Balance as of December 31, 2017	52,375,854	$2,097	$244,609	$(3,312)	$(1,195)	$(195,098)	$47,1010

Issuance of treasury shares upon exercise of options and vesting of restricted share units	681,354	-	(479)	2,314	-	(442)	1,393
Stock-based compensation related to employees, directors and consultants	-	-	1,440	-	-	-	1,440
Other comprehensive loss	-	-	-	-	(471)		(471)
Stock-based compensation related to employees, directors and consultants	-	-	2,060	-	-	-	2,060
Cumulative effect of adopting ASC 606	-	-	-	-	-	1,811	1,811
Loss	-	-	-	-	-	(19,414)	(19,414)

Balance as of December 31, 2018	54,057,208	2,097	245,570	(998)	(1,666)	(213,143)	31,860

Issuance of treasury shares upon exercise of options and vesting of restricted share units	348,673	-	(403)	998	-	(168)	427
Issuance of ordinary shares upon exercise of option	248,226	10	306	-	-	-	316
Payment of interest in shares	82,482	3	140	-	-	-	143
Stock-based compensation related to employees, directors and consultants	-	-	2,360	-	-	-	2,360
Issuance of ordinary shares upon rights offering	4,635,584	199	7,768	-	-	-	7,967
Other comprehensive loss	-	-	-	-	(344)	-	(344)
Loss	-	-	-	-	-	(18,018)	(18,018)

Balance as of December 31, 2019	59,372,173	$2,309	$255,741	$-	$(2,010)	$(231,329)	$24,711

(*)	Relates to foreign currency translation adjustments.

The accompanying notes are an integral part of the consolidated financial statements.

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Year ended December 31,
	2019	2018
Cash flows from operating activities:

Loss	$(18,018)	$(19,414)

Adjustments to reconcile loss to net cash used in operating activities:
Loss on disposal of property and equipment	-	15
Depreciation	1,946	1,856
Stock-based compensation	2,360	1,440
Amortization of intangible assets	3,755	4,165
Amortization of deferred commissions	1,199	1,351
Amortization of operating lease right-of-use assets	1,331	-
Interest and accretion of discount on convertible notes	568	40
Other expenses related to the earn-out consideration	(257)	97
Deferred taxes, net	(322)	(182)

Changes in assets and liabilities:
Trade receivables, net	1,535	(596)
Prepaid expenses and other receivables	(171)	530
Deferred commissions	(961)	(2,307)
Change in long-term lease deposits	45	(105)
Trade payables	(759)	264
Employees and payroll accruals, accrued expenses and other liabilities	(1,028)	516
Deferred revenues	2,932	720
Accrued severance pay, net	58	(121)
Operating lease liabilities	(1,246)	-
Other long-term liabilities	151	274

Net cash used in operating activities	(6,882)	(11,457)

Cash flows from investing activities:

Capitalization of technology, net of grants received	(3,696)	(1,984)
Proceeds from sale of property and equipment	3	1
Purchase of property and equipment	(1,470)	(3,320)

Net cash used in investing activities	(5,163)	(5,303)

The accompanying notes are an integral part of the consolidated financial statements.

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Year ended December 31,
	2019	2018
Cash flows from financing activities:

Proceeds from a Rights offering, net	7,967	-
Proceeds from convertible notes	-	10,000
Payment of earn-out consideration	(2,680)	(604)
Proceeds from options exercised	743	1,393

Net cash provided by financing activities	6,030	10,789

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(101)

(Decrease) in cash, cash equivalents and restricted cash	(6,029)	(6,072)
Cash, cash equivalents and restricted cash at the beginning of the period	18,156	24,228

Cash, cash equivalents and restricted cash at the end of the period	$12,127	$18,156

Supplemental disclosure of cash flows activities:

Cash paid (received) during the year for:

Taxes, net	$-	$(161)

Interest	$769	$92

Non-cash transactions:

Unpaid purchases of property and equipment	$(273)	$(383)

Net change in accrued payroll expenses related to capitalization of technology	$(288)	$(110)

Issuance of shares for payment of interest on convertible notes	$143	$-

Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flow:

Cash and cash equivalents	$11,551	$17,571
Restricted cash included in long-term restricted lease deposits	576	585

Total cash, cash equivalents and restricted cash	$12,127	$18,156

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

b.	Over the past several years, the Company has devoted substantially most of its effort to research and development, product development and increasing revenues through additional investments in sales & marketing. The Company generated a loss of $18,018 and negative cash flow of $6,882 from operating activities in the twelve-month period ended December 31, 2019 and has an accumulated deficit of $231,329 as of December 31, 2019. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required. Accordingly, the Company’s Board approved a contingency plan, to be effected if needed, in whole or in part, at its discretion, to allow the Company to continue its operations and meet its cash obligations. The contingency plan consists of cost reduction, which include mainly the following steps: reduction in consultants’ expenses, headcount, compensation paid to key management personnel and capital expenditures. The Company and the Board believe that its existing capital resources will be adequate to satisfy its expected liquidity requirements for at least twelve months from the filing date.

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES

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

The Company maintains certain deposits amounts restricted as to withdrawal or use. On December 31, 2019, the Company maintained a balance of $576 which is restricted and is held as collateral for a bank guarantee and a letter of credit provided to the lessors of two of the Company’s offices. The balance is presented on the balance sheets within the long-term restricted lease deposits balance.

f.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the asset or improvement. Cost of maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as outlined below:

Useful Life
(In Years)
Cost:
Computers and peripheral equipment	3-11
Office furniture and equipment	3-14
Leasehold improvements	3-10

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.	Intangible assets:

Intangible assets that are not considered to have an indefinite useful life are amortized over their estimated useful lives, which range from 1 to 20 years. Acquired customer contracts and relationships are amortized over their estimated useful lives in proportion to the economic benefits realized. This accounting policy results in accelerated amortization of such customer contracts and relationships arrangements as compared to the straight-line method. Technology, Intellectual Property and Trademark are amortized over their estimated useful lives on a straight-line basis.

h.	Impairment of long-lived assets:

The Company’s long-lived assets (assets group) to be held or used, including right-of-use assets and identifiable intangibles are reviewed for impairment in accordance with ASC 360 “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of these assets is measured by comparison of the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

In the fourth quarter of 2019, we have recognized an impairment loss of $224 related to, an acquired intangible asset from a prior acquisition. We have determined that the benefit of the acquired R&D would not be realized. This amount has been recognized in cost of revenue.

The Company did not record an impairment related to the year-ended December 31, 2018.

i.	Goodwill:

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

For each of the two years in the period ended December 31, 2019, no impairment losses have been identified.

j.	Fair value measurements:

The carrying amounts of cash and cash equivalents, trade receivables, prepaid expenses, other receivables, trade payables and other payables, approximate their fair values due to the short-term maturities of such financial instruments.

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

k.	Derivative financial instruments:

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

l.	Revenue recognition:

The Company derives its revenues in accordance with ASC 606 from the sale of real-time cloud-based services for each of Cyren’s email security, web security, antimalware and advanced threat protection offerings.

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

3)

Determination of the transaction price - The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services and products to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Generally, the Company does not provide price protection, stock rotation, rebates, or right of return. In 2019, one contract contained a significant financing component.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Variable Consideration - Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved. If the Company’s services or products do not meet certain service level commitments, the Company’s customers are entitled to receive service credits representing a form of variable consideration. The Company has not historically experienced any significant incidents affecting the defined levels of reliability and performance as required by the Company’s subscription contracts. Accordingly, there are no estimated refunds related to these contracts in the consolidated financial statements during the periods presented.

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

Subscription Service Revenue - Subscription service revenue is derived from a subscription-based licensing model with contract terms typically ranging from one to three years, and consists of (1) subscription fees from the licensing of the Company’s Enterprise or Threat Intelligence Services and (2) subscription fees for software with support and related future updates where the software updates are critical to the customers’ ability to derive benefit from the software due to the fast changing nature of the technology. These function together as one performance obligation. The hosted on-demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Support revenue is derived from ongoing security updates, upgrades, bug fixes, and maintenance. A time-elapsed method is used to measure progress because the Company transfers control evenly over the contractual period. Accordingly, the fixed consideration related to subscription service revenue is generally recognized on a straight-line basis over the contract term beginning on the date access is provided, as long as other revenue recognition criteria have been met. Most of the company’s contracts are non-cancelable over the contract term. Customers typically have the right to terminate their contract for cause if the Company fails to perform in accordance with the contractual terms. Some of the Company’s customers have the option to purchase additional subscription services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they are priced at or above the Company’s SSP and, as such, would not result in a separate performance obligation.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Deferred Revenue - The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance and recognizes revenue over the contractual term.

In the event cash payments were not received in advance and the issuance of the invoice resulted only in entry to trade receivables and deferred revenue, these amounts would not be reflected on the balance sheet.

Deferred commissions

The Company capitalizes sales commissions paid to internal sales personnel that are generally incremental to the acquisition of customer contracts. These costs are recorded as deferred commissions on the consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have occurred absent the customer contract. Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rate between new and renewal contracts. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit while commissions paid related to renewal contracts are amortized over a contractual renewal period. Amortization is recognized based on the expected future revenue streams under the customer contracts. Amortization of deferred sales commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company determines the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration factors such as peer estimates of technology lives, and customer lives as well as the Company’s own historical data. The Company classifies deferred commissions as current or long-term based on the timing of when the Company expects to recognize the expense. The Company periodically reviews these deferred commission costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred contract acquisition costs. There were no material impairment losses recorded during the periods presented.

For the years ended December 31, 2019 and 2018, the Company capitalized $961 and $2,307 of commission costs, respectively, and amortized $1,199 and 1,351, respectively.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

m.	Research and development costs, net:

Research and development costs are charged to statements of operations as incurred, except for capitalized technology.

n.	Capitalized technology:

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

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

o.	Government grants:

The Company received Israeli government grants for funding certain approved research and development projects. These grants are recognized at the time the Company is entitled to such grants, on the basis of the related costs incurred and recorded as a deduction of research and development costs. The deduction in research and development costs due to government grants amounted to $0 and $69 in 2019 and 2018, respectively.

p.	Concentrations of credit risk:

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

The trade receivables of the Company are derived from transactions with companies located primarily in North America, Europe, Israel and Asia. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. The provision for doubtful accounts amounted $129 and $20 at December 31, 2019 and 2018, respectively. Bad debt expense for December 31, 2019 was $138 and a benefit of $52 for December 31, 2018.

q.	Accounting for stock-based compensation:

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

The fair value for options granted in 2019 and 2018 is estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions:

	Year ended December 31,
Stock options	2019	2018

Volatility	46%-50%	49%-51%
Risk-free interest rate	1.5%-2.5%	2.3%-3.1%
Dividend yield	0%	0%
Expected term (years)	3.7-4.0	3.6-5.0

r.	Basic and diluted loss per share:

Basic loss per share has been computed using the weighted-average number of ordinary shares outstanding during the year. Diluted loss per share is computed based on the weighted average number of ordinary shares outstanding during each year, plus the weighted average number of dilutive potential ordinary shares considered outstanding during the year.

In 2019 and 2018 there is no difference between the denominator of basic and diluted loss per share.

s.	Severance pay:

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

Effective October 2014, the Company’s agreements with new employees in Israel, are under Section 14 of the Severance Pay Law, 1963. The Company’s contributions for severance pay have replaced its severance obligation. Upon contribution of the full amount of the employee’s monthly salary for each year of service, no additional calculations are conducted between the parties regarding the matter of severance pay and no additional payment is made by the Company to the employee. Further, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Company is legally released from the obligation to employees once the deposit amounts have been paid.

Severance benefit for the years ended December 31, 2019 and 2018 was $47 and $108, respectively.

t.	Treasury shares:

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

The Company’s treasury share balance was $0.0 and $998 as of December 31, 2019 and 2018, respectively.

u.	Income taxes:

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

v.	Comprehensive loss:

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

w.	Recently issued and adopted pronouncements:

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases” and requires lessees, to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective approach. For additional information regarding the Company’s accounting for leases, please refer to Note 8.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes stock-based payments to employees) to include stock-based payments issued to nonemployees for goods or services. Consequently, the accounting for stock-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Adoption of this standard had an immaterial impact on the Company’s consolidated financial statement.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

x.	New accounting pronouncements not yet adopted:

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the ASU 2018-15 prospectively or retrospectively. The Company is currently assessing the impact that the adoption of ASU 2018-15 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements and footnote disclosures. The Company does not expect that adoption of this standard will have a material impact on its consolidated financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The new accounting standard will be effective for the fiscal year beginning on January 1, 2020, including interim periods within that year. The Company does not expect that adoption of this standard will have a material impact on its consolidated financial statements.

NOTE 3:	PROPERTY AND EQUIPMENT, NET

	December 31
	2019	2018

Cost:
Computers and peripheral equipment	$12,965	$10,801
Office furniture and equipment	977	978
Leasehold improvements	812	825

	14,754	12,604

Less accumulated depreciation	(10,344)	(7,996)

Property and equipment, net	$4,410	$4,608

Depreciation expense amounted to $1,946 and $1,856 in 2019 and 2018, respectively.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 4:	INTANGIBLE ASSETS, NET

a.	Definite-lived intangible assets:

	December 31,
	2019	2018
Original amounts:
Customer contracts and relationships	$5,144	$5,200
Technology	21,965 (*)	18,768 (*)
Trademarks	1,574	1,586

Total original amounts	28,683	25,554

Accumulated amortization:
Customer contracts and relationships	(4,400)	(4,107)
Technology	(14,183)	(11,661)
Trademarks	(1,134)	(984)

Accumulated amortization	(19,717)	(16,752)

Intangible assets, net	$8,966	$8,802

(*)	Includes $14,852 and $10,971 capitalized technology as of December 31, 2019 and 2018, respectively. Capitalized technology includes $5,303 and $1,423 for which amortization has not yet begun as of December 31, 2019 and 2018, respectively.

In the fourth quarter of 2019, we have recognized an impairment loss of $224 related to R&D, an acquired intangible asset from a prior acquisition. We have determined that the benefit of the acquired R&D would not be realized. This amount has been recognized in cost of revenue.

b.	The intangible assets that are subject to amortization are amortized over their estimated useful lives using the straight-line method, except for customer relations which are amortized on an accelerated basis.

The following table sets forth the weighted average remaining amortization period for the major classes of intangible assets:

(In Years)

Customer contracts and relationships	10.6
Technology	3.6
Trademarks	2.8

c.	Amortization expense for 2019 amounted to $3,755, which includes $224 of an impairment loss. Amortization expense for 2018 was $4,165.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 4:	INTANGIBLE ASSETS, NET (Cont.)

d.	The estimated aggregate amortization expenses for the succeeding fiscal years are as follows:

2020	$2,335
2021	2,601
2022	2,435
2023	1,033
2024	138
Thereafter	424

Total	$8,966

NOTE 5:	GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2019 and 2018 are as follows:

	Year ended December 31,
	2019	2018

Balance at the beginning of the year	$20,519	$21,128

Foreign currency translation adjustments	(273)	(609)

Balance at the year end	$20,246	$20,519

NOTE 6:	EARN-OUT CONSIDERATION

In conjunction with the 2012 acquisition of eleven, we entered into an earn-out agreement with the former shareholders that would pay additional consideration based on the revenue performance for the years ending 2012-2015. Subsequently in 2014, we had a legal dispute regarding the amount and timing of the earn-out payments and had entered into arbitral proceedings with the former shareholders of eleven. On March 9, 2017, we received the arbitral judgement. Pursuant to the judgement, the earn-out consideration balance was increased to reflect additional legal expenses and interest expenses covering the period up to December 31, 2016. During 2017 and 2018, we continued to accrue interest on the unpaid earn-out consideration balance. Such interest is reflected in the consolidated statements of operations under financial expenses, net. In May 2018, we made a partial payment of the earn-out consideration to five of the six former shareholders, in an amount of $0.6 million. The earn-out consideration balance presented on our balance sheet as of December 31, 2018 reflected the complete remaining liability relating to the earn-out, including accrued interest. In February 2019, the parties agreed to resolve all pending claims, and on February 28, 2019, we paid approximately $2.7 million to settle the earn-out consideration in full. As of December 31, 2019, the balance of the earn-out liability is zero. For additional information, please refer to Note 7b.

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

In connection with specific research and development, the Company received $3,699 of participation payments from the IIA through December 31, 2019. During 2019 and 2018, the Company received $0 and $228 grants from the IIA, respectively. In return for the IIA’s participation in this program, the Company is committed to pay royalties at a rate of 3% - 3.5% of the program’s developed product sales, up to 100% of the amount of grants received plus interest at annual LIBOR rate. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties paid or accrued, totaled $2,765 and $2,921 as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, $186 and $156, respectively, were recorded as cost of revenues with respect to royalties due to the IIA.

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

In February 2019, the parties signed a settlement agreement to resolve all pending claims, and on February 28, 2019 the Company paid $2,680 to settle the earn-out consideration in full. The total amount paid to resolve all claims was $256 less than the accrued liability, which generated “other income” as previously reflected in the consolidated statement of operations for the period ending December 31, 2019.

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

The vendor claimed license fees of approximately $3,150 and an injunction relief ordering the Company and/or its customers to delete any remaining data and to cease from utilizing such data.

The Company denied all claims and filed a Statement of Defense on November 15, 2017. Pretrial was scheduled for May 15, 2018. In accordance with the court’s recommendation from November 28, 2017, the parties agreed to examine a non-binding mediation process and have appointed a mediator. The parties agreed to conduct a third-party audit of the Company’s databases in the scope of the mediation and the audit is currently being conducted.

In September 2018 and January 2019, the same vendor filed a lawsuit against two of the Company’s customers in the United States. The vendor alleged that the clients misappropriated the vendor’s trade secrets and sought injunctive relief and monetary damages in an amount to be determined. Both customers contended that the allegations relate to the services they receive from the Company, and the Company agreed to indemnify both clients against these claims. On September 30, 2019, the court dismissed one of the lawsuits in its entirety for lack of personal jurisdiction and, in the second lawsuit, dismissed part of the claims with prejudice but granted the vendor the right to amend its other claims. On October 31, 2019, the vendor filed an amended complaint. In December 2019, the Company reached a settlement with the vendor. As a part of the settlement, the Company agreed to pay $750; $375 in December 2019 and the remaining portion in January 2020. As of December 31, 2019, the $375 due in Jan 2020 was in accrued expenses and other liabilities on the consolidated balance sheet.

NOTE 8:	LEASES

The Company leases offices, plants and vehicles under operating leases. For leases with terms greater than 12 months, the Company records the related asset and liability at the present value of lease payments according to their term. Several of the Company’s leases include renewal options and some have termination options that are factored into the Company’s determination of the lease payments when appropriate. The Company estimates the incremental borrowing rate in order to discount the lease payments based on the information available at the lease commencement date.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 8:	LEASES (Cont.)

The Company has various operating leases for office space and vehicles that expire through 2030. Below is a summary of our operating right-of-use assets and operating lease liabilities as of December 31, 2019:

Operating lease right-of-use assets	$8,695

Operating lease liabilities, current	$1,946
Operating lease liabilities long-term	7,174

Total operating lease liabilities	$9,120

Minimum lease payments for our right of use assets over the remaining lease periods as of December 31, 2019, are as follows:

Year ended December 31,
2020	$1,947
2021	1,851
2022	1,253
2023	1,055
2024	1,076
Thereafter	3,222

Total undiscounted lease payments	$10,404

Less: Interest	1,284

Present value of lease liabilities	$9,120

Premises rent expense was $2,094 and $1,749 for the year ended December 31, 2019 and 2018, respectively.

As of December 2019, the Company had an additional operating lease that had not yet commenced in the amount of $4,591. This operating lease commenced in February 2020 with a lease term through January 2030.

The Company has elected the practical expedient to not separate lease components from non-lease components.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2019:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	6.8

Weighted average discount rate	4.13%

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 9:	SHAREHOLDERS’ EQUITY

a.	General:

Ordinary shares confer upon their holders the right to receive notice to participate and vote in general shareholder meetings of the Company and to receive dividends, if declared.

b.	Issuance of convertible notes:

On December 5, 2018 the Company issued $10,000 aggregate principal amount of convertible notes in a private offering. The notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes have a 3-year term and are expected to mature in December 2021, unless converted in accordance with their terms prior to maturity. The notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. On November 7, 2019 Cyren announced the closing of a rights offering that raised gross proceeds of $8,019. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.73. In addition, the notes would be subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price). The Company incurred interest expense $568 and $40 for the years ended December 31, 2019, and 2018, respectively. In June 2019, the Company paid the first of the semi-annual interest payments totaling, $287, of which $215 was paid in cash and the remaining portion through the issuance of 35,950 shares. In December 2019, the Company paid the second of the semi-annual interest payments totaling, $288, of which $216 was paid in cash and the remaining portion through the issuance of 46,532 shares. The Company has accrued interest of $32 and $40 as of December 31, 2019, and 2018 respectively.

c.	Equity Incentive Plan:

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

On July 30, 2019, the shareholders of the Company approved an increase in the number of Ordinary Shares reserved for issuance under the 2016 Equity Incentive Plan and its respective Israeli Appendix to a total of 11,200,000.

As of December 31, 2019, an aggregate of 8,515,306 ordinary shares of the Company are still available for future grant under the Equity Incentive Plan.

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

On July 30, 2019 the shareholders of the Company approved an increase in the number of Ordinary Shares reserved for issuance under the Non-Employee Director Plan and its respective Israeli Appendix to a total of 1,150,000 Ordinary Shares.

As of December 31, 2019, an aggregate of 1,396,882 ordinary shares of the Company are still available for future grant to non-employee directors.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 9:	SHAREHOLDERS’ EQUITY (Cont.)

e.	A summary of the Company’s employees and directors’ stock option activity under the plans is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at January 1, 2019	6,474,982	$2.28	3.39	$4,475

Granted	2,760,500	1.90
Exercised	(470,899)	1.58
Expired and forfeited	(1,464,916)	2.59

Outstanding at December 31, 2019	7,299,667	$2.12	3.81	$-

Options vested and expected to vest at December 31, 2019	6,989,631	$2.17	3.74	$-

Exercisable options at December 31, 2019	3,797,668	$2.27	2.48	$-

Weighted average fair value of options granted during the year		$0.72

As of December 31, 2019, the Company had $2,595 of unrecognized compensation expense related to non-vested stock options, expected to be recognized over a remaining weighted average period of 3.0 years.

f.	The employee and directors’ options outstanding as of December 31, 2019, have been separated into ranges of exercise prices, as follows:

Outstanding				Exercisable
Exercise		Weighted average remaining	Weighted average exercise		Weighted average exercise
price per	Options	contractual	price per	Options	price per
share	outstanding	life in years	share	exercisable	share

$1.44 - $1.93	2,376,531	4.38	$1.62	951,031	$1.57
$2.00 - $2.13	2,349,571	4.07	$2.06	1,269,571	$2.59
$2.14 - $2.75	1,106,701	4.25	$2.37	426,543	$2.34
$2.90 - $3.07	1,146,364	2.56	$2.97	838,703	$2.99
$3.20 - $3.32	320,500	.54	$3.32	311,820	$3.32

	7,299,667	3.81	$2.16	3,797,668	$2.45

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 9:	SHAREHOLDERS’ EQUITY (Cont.)

g.	Options to non-employees and non-directors:

Issuance date	Options outstanding	Exercise price per share	Options exercisable	Exercisable through
May 14, 2014	3,000	$3.32	3,000	May-20
February 18, 2015	3,000	$3.00	3,000	Feb-21
February 10, 2016	40,000	$1.44	40,000	Feb-22
January 24, 2017	25,000	$2.00	25,000	Jan-23

	71,000		71,000

The options vest and become exercisable at a rate of 1/16 of the options every three months.

As of December 31, 2019, the Company did not have any unrecognized compensation expense related to non-employee non-vested stock options.

h.	A summary of the Company’s RSUs activity for employees, directors and non-employees under the plans is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Awarded and unvested at December 31, 2018	479,000	$2.47

Granted	1,421,382	2.00
Vested	(126,000)	2.42
Forfeited	(41,250)	2.30

Awarded and unvested at December 31, 2019	1,733,132	$2.09

As of December 31, 2019, the Company had approximately $2,150 of unrecognized compensation expense related to RSUs, expected to be recognized over a weighted average period of 3.12 years.

i.	The total stock-based compensation expense related to all of the Company’s equity-based awards, recognized for the years ended December 31, 2019 and 2018, was as follows:

	Year ended December 31,
	2019	2018
Cost of revenues	$241	$174
Research and development	467	407
Sales and marketing	356	387
General and administrative	1,296	472

	$2,360	$1,440

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 10:	INCOME TAXES

a.	Corporate tax structure:

i.	Corporate tax rates and real capital gains tax in Israel were 23% in 2019 and 2018.

ii.	The Company’s German subsidiary is subject to German tax at a consolidated rate of approximately 30%.

iii.	Other Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

The Company does not provide deferred tax liabilities when it intends to reinvest earnings of foreign subsidiaries indefinitely. As of December 31, 2019, and 2018, there are no undistributed earnings of foreign subsidiaries.

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

c.	Net operating loss carry-forwards:

As of December 31, 2019, Cyren’s net operating loss carryforwards for tax purposes amounted to $91,682 and capital loss carryforwards of $17,846 which may be carried forward and offset against taxable income in the future, for an indefinite period.

As of December 31, 2019, the U.S. subsidiary had net operating loss carryforwards of $39,720 for federal tax purposes and $11,090 for state tax purposes. These losses may offset any future U.S. taxable income of the U.S. subsidiary and will expire in the years 2020 through 2039.

Management currently believes that based upon its estimations for future taxable income, it is more likely than not that the deferred tax assets regarding the loss carryforwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided to reduce deferred tax assets to their realizable value.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 10:	INCOME TAXES (Cont.)

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2019, and 2018, the Company’s deferred taxes were in respect of the following:

	December 31,
	2019	2018
Deferred tax assets:

Net operating loss carryforwards	$29,532	$27,325
Capital loss carryforwards	4,105	4,099
Other	4,357	3,290

Deferred tax assets before valuation allowance	37,994	34,714
Valuation allowance	(37,044)	(33,634)

Deferred tax asset, net of valuation allowance	950	1,080

Deferred tax liabilities:

Intangibles	(1,497)	(1,973)
Temporary Differences	(249)	(237)

Deferred tax liability	(1,746)	(2,210)

Deferred tax liability, net (*)	$(796)	$(1,130)

(*)	The entire amount is due to foreign deferred taxes

e.	Reconciliation of the theoretical tax benefit (expense):

For the year ended December 31, 2019, the main reconciling item between the Company’s statutory tax rate and the effective tax rate relates to the increase in the valuation allowance in the amount of $1,096 due to the increase in carryforward losses.

For the year ended December 31, 2018, the main reconciling item between the Company’s statutory tax rate and the effective tax rate relates to the increase in the valuation allowance in the amount of $3,754 due to the increase in carryforward losses.

The statutory tax rate used in the reconciliation is the Israeli corporate tax rate.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 10:	INCOME TAXES (Cont.)

f.	Loss before tax benefit (expense) consists of the following:

	Year ended December 31,
	2019	2018
Domestic	$(11,503)	$(13,570)
Foreign	(6,627)	(5,997)

Loss before tax benefit (expense)	$(18,130)	$(19,567)

g.	Tax benefit (expense) is comprised of the following:

	Year ended December 31,
	2019	2018
Current taxes:
Foreign	$(204)	$(28)
Domestic	-	-

	$(204)	$(28)

Deferred taxes:
Foreign	$316	$181
Domestic	-	-

	$316	$181

Tax benefit (expense), net	$112	$153

h.	A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

	December 31,
	2019	2018
Beginning balance	$354	$272
Increases (decrease) related to tax positions taken during prior years	123	94
Effect of exchange rate	(7)	(12)

Ending balance	$470	$354

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 10:	INCOME TAXES (Cont.)

The entire amount of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate. Unrecognized tax benefits are presented on the consolidated balance sheets under other long-term liabilities.

i.	Tax assessments:

As of December 31, 2019, the Company and certain of its subsidiaries filed Israeli and foreign income tax returns. The statute of limitations relating to the consolidated Israeli income tax return is closed for all tax years up to and including 2015.

The statute of limitations related to tax returns of the Company’s U.S subsidiary is closed for all tax years up to and including 2015.

The statute of limitations related to tax returns of the Company’s German subsidiary is closed for all tax years up to and including 2014.

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

NOTE 11:	SEGMENT AND GEOGRAPHIC INFORMATION

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

a.	The following sets forth total revenue by solutions offered by geographic area based on billing address of the customer:

	Year ended December 31,
	2019	2018
United States	$17,971	$16,391
Europe	12,379	14,318
Asia Pacific	2,530	2,625
Israel	5,188	2,261
Other	323	305

	$38,391	$35,900

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 11:	SEGMENT AND GEOGRAPHIC INFORMATION (Cont.)

b.	Major customers:

During the year ended December 31, 2019, 20% of the Company’s revenues were derived from customer A. During the year ended December 31, 2018, 17% of the Company’s revenues were derived from customer A.

c.	Remaining performance obligations:

As of December 31, 2019, approximately $38,253 of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 70% of these remaining performance obligations in 2020, and approximately 25% in 2021, with the remainder recognized thereafter.

d.	The following sets forth the Company’s property and equipment, net by geographic area:

	December 31
	2019	2018
Israel	$1,291	$1,217
United States	1,527	1,623
Germany	1,345	1,453
Other	247	315

	$4,410	$4,608

NOTE 12:	FINANCIAL EXPENSE, NET

	Year ended December 31,
	2019	2018
Income:
Interest on cash and cash equivalents	$32	$58
Expenses:
Interest and accretion of discount	(565)	(135)
Foreign currency exchange differences, net	(130)	(131)
Other	(64)	(47)

	(759)	(313)

	$(727)	$(255)

NOTE 13:	RELATED PARTIES

a.	Balances with related parties:

	December 31
	2019	2018
Prepaid expenses (*)	$-	$6
Interest expense accrual (**)	32	40
Long term Convertible Note (***)	10,000	10,000

(*)	Related to a software license agreement with a related party. See note 13b. for further details.
(**)	Related to the semi-annual interest payable due in June and December related to the Convertible Note entered into December 5, 2018. See note 9b. for further details.
(***)	Related to the Convertible Note entered into December 5, 2018. See note 9b. for further details.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 13:	RELATED PARTIES (Cont.)

b.	Transactions with related parties:

	Year ended December 31,
	2019	2018
Interest expense	$567	$40

Software licensing expenses (**)	$-	$25

(*)	Related to the semi-annual interest payable due in June and December related to the Convertible Note entered into December 5, 2018. See note 9b. for further details.

(**)	Expenses arising from a software licensing agreement which was executed in March 2017. At the time of execution, the vendor was not a related party. On December 24, 2017, upon completion of the tender offer by WP, the vendor became a related party. The expenses were recorded under research and development expenses net, on the consolidated statements of operations.

NOTE 14:	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2019, and events which occurred subsequently but were not recognized in the financial statements. Except as note below, there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

Issuance of new convertible debentures

In March 2020, the Company entered into purchase agreements with a select group of accredited and institutional investors for the purchase of $10.25 million aggregate principal amount of convertible debentures in a private placement. Upon the closing, we received net proceeds of approximately $9.6 million after deducting placement agent and escrow agent fees and expenses.

The debentures are unsecured, subordinated obligations of Cyren and carry a 5.75% interest rate per annum, payable semi-annually in cash or ordinary shares at Cyren's election. The debentures have a four-year term and mature in March 2024, unless converted in accordance with their terms prior to maturity. The debentures have a conversion price of $0.75 per share and are convertible into 1,333 ordinary shares per $1,000 principal amount of debentures. The conversion price is subject to adjustment based on the price and timing of future equity offerings and other customary adjustments. Upon the satisfaction of price and other conditions, Cyren has the right to force the conversion of the debentures.

- - - - - - - - - - - - - - - - - - -