Form 10-Q
period 2020-03-31
CYREN Ltd.
filed 2020-05-13
CIK 1084577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 59,972,055 ordinary shares as of April 30, 2020.

i

CYREN LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

($USD in thousands, except share and per share amounts)

(Unaudited)

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,061	$11,551
Trade receivables (net of allowances for doubtful accounts of $131 and $129, respectively)	2,830	2,187
Deferred commissions	1,101	948
Prepaid expenses and other receivables ($- and $32 attributable to related parties, respectively)	1,141	819

Total current assets	20,133	15,505

LONG-TERM ASSETS:
Long-term deferred commissions	1,465	1,580
Long-term lease deposits	859	767
Operating lease right-of-use assets	11,843	8,695
Severance pay fund	550	659
Property and equipment, net	5,157	4,410
Intangible assets, net	9,609	8,966
Goodwill	19,974	20,246

Total long-term assets	49,457	45,323

Total assets	$69,590	$60,828

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$2,044	$1,184
Employees and payroll accruals	3,443	3,427
Accrued expenses and other liabilities ($173 and $32 attributable to related parties, respectively)	1,036	1,145
Operating lease liabilities	1,876	1,946
Deferred revenues	5,314	7,208

Total current liabilities	13,713	14,910

LONG-TERM LIABILITIES:
Deferred revenues	1,727	1,956
Convertible notes (related party)	10,000	10,000
Convertible debentures ($231 and $- attributable to related parties, respectively)	9,447	-
Long-term operating lease liabilities	10,364	7,174
Deferred tax liability	720	796
Accrued severance pay	679	811
Other liabilities	623	470

Total long-term liabilities	33,560	21,207

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares nominal value ILS 0.15 par value -
Authorized: 110,000,000 shares as of March 31, 2020 (Unaudited) and December 31, 2019; Issued and Outstanding: 59,965,805 and 59,372,173 shares as of March 31, 2020 (Unaudited) and December 31, 2019, respectively	2,335	2,309
Additional paid-in capital	256,360	255,741
Accumulated other comprehensive loss	(2,298)	(2,010)
Accumulated deficit	(234,080)	(231,329)

Total shareholders’ equity	22,317	24,711

Total liabilities and shareholders’ equity	$69,590	$60,828

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2020	2019
	Unaudited

Revenues	$9,649	$9,655
Cost of revenues	3,598	4,000

Gross profit	6,051	5,655

Operating expenses:

Research and development, net	3,344	4,177
Sales and marketing	3,036	3,856
General and administrative	2,214	2,432

Total operating expenses	8,594	10,465

Operating loss	(2,543)	(4,810)

Other income, net	6	248
Financial expenses, net ($140 and $139 interest expense attributable to related parties, respectively)	(231)	(53)

Loss before taxes on income	(2,768)	(4,615)
Tax benefit	17	39

Loss	$(2,751)	$(4,576)

Basic and diluted loss per share	$(0.05)	$(0.08)

Weighted average number of shares used in computing basic loss per share	59,684	54,177

Weighted average numbers of shares used in computing diluted loss per share	59,684	54,177

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2020	2019
	Unaudited

Loss	$(2,751)	$(4,576)

Other comprehensive loss:

Foreign currency translation adjustments	(288)	(372)

Comprehensive loss	$(3,039)	$(4,948)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($USD in thousands, except share amounts)

(Unaudited)

	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2018	54,057,208	$2,097	$245,570	$(998)	$(1,666)	$(213,143)	$31,860
Issuance of treasury shares upon exercise of options and vesting of restricted share units	203,149	-	(312)	582	-	(81)	189
Stock-based compensation related to employees, directors and consultants	-	-	269	-	-	-	269
Other comprehensive loss					(372)		(372)
Loss	-	-	-	-	-	(4,576)	(4,576)
Balance as of March 31, 2019 (Unaudited)	54,260,357	$2,097	$245,527	$(416)	$(2,038)	$(217,800)	$27,370

	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2019	59,372,173	$2,309	$255,741	$(2,010)	$(231,329)	$24,711
Restricted stock units vested	593,632	26	(26)			-
Stock-based compensation related to employees, directors and consultants			645			645
Other comprehensive loss				(288)		(288)
Loss					(2,751)	(2,751)
Balance as of March 31, 2020 (Unaudited)	59,965,505	$2,335	$256,360	$(2,298)	$(234,080)	$22,317

(*)	Relates to foreign currency translation adjustments.

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2020	2019
	Unaudited
Cash flows from operating activities:

Loss	$(2,751)	$(4,576)
Adjustments to reconcile loss to net cash used in operating activities:
Gain (loss) on disposal of property and equipment	(13)	1
Depreciation	618	461
Stock-based compensation	645	269
Amortization of intangible assets	560	966
Amortization of deferred commissions	350	(332)
Amortization of operating lease right-of-use assets	389	351
Interest on convertible notes	141	140
Interest and amortization of debt issuance costs on convertible debentures	24	-
Other income related to the earn-out consideration	-	(256)
Deferred taxes, net	(64)	(69)

Changes in assets and liabilities:

Trade receivables	(652)	678
Prepaid expenses and other receivables	(326)	(738)
Deferred commissions	(388)	407
Change in long-term lease deposits	(114)	20
Trade payables	45	(405)
Employees and payroll accruals, accrued expenses and other liabilities	(491)	(274)
Deferred revenues	(2,073)	2,463
Accrued severance pay, net	(23)	41
Operating lease liabilities	(420)	(365)
Other long-term liabilities	153	(111)

Net cash used in operating activities	(4,390)	(1,329)

Cash flows from investing activities:

Proceeds from sale of property and equipment	2	-
Capitalization of technology	(1,001)	(627)
Purchase of property and equipment	(558)	(544)

Net cash used in investing activities	(1,557)	(1,171)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2020	2019
	Unaudited
Cash flows from financing activities:

Proceeds from convertible debenture, net of debt issuance costs	9,442	-
Payment of earn-out consideration	-	(2,680)
Proceeds from options exercised	-	189

Net cash provided by (used in) financing activities	9,442	(2,491)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(126)

Increase (Decrease) in cash, cash equivalents and restricted cash	3,489	(5,117)
Cash, cash equivalents and restricted cash at the beginning of the period	12,127	18,156

Cash, cash equivalents and restricted cash at the end of the period	$15,616	$13,039

Supplemental disclosure of non-cash transactions:

Purchase of property and equipment by credit	$(823)	$(7)

Operating lease right-of-use asset exchanged for lease obligations	$3,537	$-

Net change in accrued payroll expenses related to capitalization of technology	$(243)	$(143)

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flow:

Cash and cash equivalents	$15,061	$12,444
Restricted cash included in long-term restricted lease deposits	555	595

Total cash, cash equivalents and restricted cash	$15,616	$13,039

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

The accompanying consolidated balance sheet as of March 31, 2020, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, as well as the statement of changes in shareholders’ equity for the three months ended March 31, 2020, are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2020, as well as its results of operations and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for other interim periods or for future years.

b.	Over the past several years, the Company has devoted substantially most of its effort to research and development, product development and increasing revenues through additional investments in sales & marketing. The Company generated a loss of $2,751 and negative cash flow of $4,390 from operating activities in the three-month period ended March 31, 2020 and has an accumulated deficit of $234,080 as of March 31, 2020. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required. Accordingly, the Company’s Board approved a contingency plan, to be effected if needed, in whole or in part, at its discretion, to allow the Company to continue its operations and meet its cash obligations. The contingency plan consists of cost reduction, which include mainly the following steps: reduction in consultants’ expenses, headcount, compensation paid to key management personnel and capital expenditures. The Company and the Board believe that its existing capital resources will be adequate to satisfy its expected liquidity requirements for at least twelve months from the filing date.

c.	Significant accounting policies

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020.

Other than the change described below, there have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that have had a material impact on the unaudited interim consolidated financial statements and related notes.

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

e.	Recently issued and adopted pronouncements:

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the ASU 2018-15 prospectively or retrospectively. The adoption of the standard had an immaterial impact on the Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, and early adoption is permitted. The adoption of the standard had an immaterial impact on the Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used. The new accounting standard will be effective for the fiscal year beginning on January 1, 2020, including interim periods within that year. The adoption of the standard had an immaterial impact on the Condensed Consolidated Financial Statements.

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

In addition, the Company has elected the short-term lease exception for leases with a term of 12 months or less. As part of this election it will not recognize right-of-use assets and lease liabilities on the balance sheet for Note 3 with terms less than 12 months. The Company also elected the practical expedient to not separate lease and non-lease components for all our leases. This will result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability being greater than if the policy election was not applied.

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

The Company has various operating leases for office space and vehicles that expire through 2030. Below is a summary of our operating right-of-use assets and operating lease liabilities as of March 31, 2020:

Operating lease right-of-use assets	$11,843

Operating lease liabilities, current	$1,876
Operating lease liabilities long-term	10,364

Total operating lease liabilities	$12,240

The short-term lease liabilities are included within accrued expenses and other short-term liabilities in the consolidated balance sheet.

Minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2020, are as follows:

Year ended December 31,
2020	$1,764
2021	2,279
2022	1,681
2023	1,485
2024	1,518
Thereafter	5,651

Total undiscounted lease payments	$14,378

Less: Interest	2,138

Present value of lease liabilities	12,240

Premises rent expense was $583 and $467 for the three months ended March 31, 2020 and 2019, respectively.

The Company has elected the practical expedient to not separate lease components from non-lease components.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2020:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	7.6

Weighted average discount rate	4.30%

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

In connection with specific research and development, the Company received $3,699 of participation payments from the IIA through March 31, 2020. In return for the IIA’s participation in this program, the Company is committed to pay royalties at a rate of 3% - 3.5% of the program’s developed product sales, up to 100% of the amount of grants received plus interest at annual LIBOR rate. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties paid or accrued, totaled $2,694 and $2,765 as of March 31, 2020 and December 31, 2019 respectively. For the quarters ended March 31, 2020 and 2019, $69 and $84, respectively, were recorded as cost of revenues with respect to royalties due to the IIA.

b.	Litigation:

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

ii.

On June 28, 2017 a vendor filed a Statement of Claim in the Tel Aviv District Court (the “SOC”). According to the vendor’s SOC, the Company entered into an agreement with the vendor for receipt of services, based on a database developed by the vendor. In September 2015, the Company terminated the agreement with the vendor, effective as of December 31, 2015. The vendor claimed that the Company had continued to make use of the vendor’s database post termination thus breaching the agreement, infringing on the vendor’s rights and commercial secrets, and being unjustly enriched.

The vendor claimed damages of approximately $3,150 and injunctive relief ordering the Company and/or its customers to delete any remaining data and to cease from utilizing such data.

The Company denied all claims and filed a Statement of Defense on November 15, 2017. Pretrial was scheduled for May 15, 2018. In accordance with the court’s recommendation from November 28, 2017, the parties agreed to examine a non-binding mediation process and appointed a mediator. The parties agreed to conduct a third-party audit of the Company’s databases in the scope of the mediation.

In September 2018 and January 2019, the same vendor filed a lawsuit against two of the Company’s customers in the United States. The vendor alleged that the clients misappropriated the vendor’s trade secrets and sought injunctive relief and monetary damages in an amount to be determined. Both customers contended that the allegations related to the services they receive from the Company, and the Company agreed to indemnify both clients against these claims. On September 30, 2019, the court dismissed one of the lawsuits in its entirety for lack of personal jurisdiction and, in the second lawsuit, dismissed part of the claims with prejudice but granted the vendor the right to amend its other claims. On October 31, 2019, the vendor filed an amended complaint. In December 2019, the Company reached a settlement with the vendor and the Company agreed to pay $750; $375 in December 2019 and the remaining portion in January 2020. As of March 31, 2020, the Company has paid all amounts due under this settlement.

NOTE 5:-	ShareHOLDERS’ EQUITY

a.	General:

Ordinary shares confer upon their holders the right to receive notice to participate and vote in general shareholder meetings of the Company and to receive dividends, if declared.

b.	Issuance of convertible notes:

On December 5, 2018 the Company issued $10,000 aggregate principal amount of convertible notes in a private offering. The notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes have a 3-year term and are expected to mature in December 2021, unless converted in accordance with their terms prior to maturity. The notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. On November 7, 2019 Cyren announced the closing of a rights offering that raised gross proceeds of $8,019. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.73. In addition, the notes would be subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price). The Company incurred interest expense of $141 and $139 for the quarters ended March 31, 2020, and 2019, respectively. The Company has accrued interest of $173 and $179 as of March 31, 2020, and 2019 respectively.

 CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

c.	Issuance of convertible debentures:

In March 2020, the Company entered into purchase agreements with a select group of accredited investors for the purchase of $10.25 million aggregate principal amount of convertible debentures in a private placement. Upon the closing, the Company received approximately $9.4 million (net of $0.8 million in issuance expenses).

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

The Company incurred interest expense of $24 for the quarter ended March 31, 2020, $5 of which is related to the amortization of debt issuance costs. The Company has accrued interest of $19 as of March 31, 2020.

d.	Equity Incentive Plan:

On December 22, 2016, the Company’s shareholders approved a new equity plan - the 2016 Equity Incentive Plan (the “Equity Incentive Plan”). This plan, along with its respective Israeli appendix, replaced all then-existing employee and consultants stock option plans.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

The Equity Incentive Plan allows for the issuance of Restricted Stock Units (“RSUs”), as well as options. The options and RSUs generally vest over a period of four years. Options granted under the Equity Incentive Plan generally expire after six years from the date of grant. Options and RSUs cease vesting upon termination of the optionee’s employment or other relationship with the Company. The per share exercise price for options shall be no less than 100% of the fair market value per ordinary share on the date of grant. Any options and RSUs that are cancelled or not exercised within the option term become available for future grant.

On July 30, 2019, the shareholders of the Company approved an increase in the number of Ordinary Shares reserved for issuance under the 2016 Equity Incentive Plan and its respective Israeli Appendix to a total of 11,200,000.

As of March 31, 2020, an aggregate of 8,671,097 ordinary shares of the Company are still available for future grant under the Equity Incentive Plan.

e.	Non-Employee Directors stock option plan:

In 1999, the Company adopted the 1999 Directors Stock Option Plan, and in 2008 shareholders approved an extension of the term of this plan through July 13, 2019. On December 15, 2006, the plan was extended through 2016. On December 22, 2016, the Company’s shareholders approved a new equity plan - the 2016 Non-Employee Director Equity Incentive Plan (the “Non-Employee Director Plan”). This plan, along with its respective Israeli appendix, replaced all existing Directors stock option plans.

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

As of March 31, 2020, an aggregate of 842,882 ordinary shares of the Company are still available for future grant to non-employee directors.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

f.	A summary of the Company’s employees and directors’ stock option activity under the plans is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at December 31, 2019	7,299,667	$2.28	3.39	$4,475

Granted	61,500	1.25
Exercised	-	-
Expired and forfeited	(144,791)	2.28

Outstanding at March 31, 2020	7,216,376	$2.11	3.58	$-

Options vested and expected to vest at March 31, 2020	6,949,132	$2.16	3.53	$-

Exercisable options at March 31, 2020	3,849,944	$2.28	2.30	$-

Weighted average fair value of options granted during the quarter		$0.48

As of March 31, 2020, the Company had $2,335 of unrecognized compensation expense related to non-vested stock options granted to employees and directors, expected to be recognized over a remaining weighted average period of 2.80 years.

g.	The employee and directors’ options outstanding as of March 31, 2020, have been separated into ranges of exercise prices, as follows:

Outstanding				Exercisable
Exercise		Weighted average remaining contractual	Weighted average exercise		Weighted average exercise
price per	Options	life in	price per	Options	price per
share	outstanding	years	share	exercisable	share

$1.25 - $1.93	2,423,031	4.18	$1.61	936,031	$1.57
$2.00 - $2.13	2,294,951	3.85	$2.06	1,214,951	$2.03
$2.14 - $2.75	1,050,426	4.00	$2.37	531,975	$2.36
$2.90 - $3.07	1,130,468	2.30	$2.97	857,423	$2.98
$3.20 - $3.32	317,500	0.29	$3.32	309,564	$3.32

	7,216,376	3.58	$2.15	3,849,944	$2.28

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

h	Options to non-employees and non-directors:

Issuance date	Options outstanding	Exercise price per share	Options exercisable	Exercisable through

May 14, 2014	3,000	$3.32	3,000	May-20
February 18, 2015	3,000	$3.00	3,000	Feb-21
February 10, 2016	40,000	$1.44	40,000	Feb-22
January 24, 2017	25,000	$2.00	25,000	Jan-23

	71,000		71,000

The options vest and become exercisable at a rate of 1/16 of the options every three months.

As of March 31, 2020, the Company did not have any unrecognized compensation expense related to non-employee non-vested stock options.

i.	A summary of the Company’s RSUs activity for employees, directors and non-employees under the plans is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Awarded and unvested at December 31, 2019	1,733,132	$2.09

Granted	514,000	1.30
Vested	(593,632)	2.52
Forfeited	(32,500)	2.30

Awarded and unvested at March 31, 2020	1,621,000	$1.68

As of March 31, 2020, the Company had approximately $2,384 of unrecognized compensation expense related to RSUs, expected to be recognized over a weighted average period of 3.14 years.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

j.	The total stock-based compensation expense related to all of the Company’s equity-based awards, recognized for the three-month periods ended March 31, 2020 and 2019 was as follows:

	Three months ended March 31,
	2020	2019
	Unaudited

Cost of revenues	$44	$29
Research and development	95	67
Sales and marketing	96	49
General and administrative	410	124

	$645	$269

NOTE 6:-	SEGMENT AND GEOGRAPHIC INFORMATION

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of professional services, maintenance and technical support (see note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

a.	The following sets forth total revenue by solutions offered by geographic area based on billing address of the customer:

	Three Months Ended March 31,
	2020	2019

United States	$4,434	$4,566
Europe	3,209	3,132
Asia Pacific	668	610
Israel	1,245	1,264
Other	93	83

	$9,649	$9,655

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 6:-	SEGMENT AND GEOGRAPHIC INFORMATION (Cont.)

b.	Major customers:

During the quarter ended March 31, 2020 and 2019, 22% and 20% of the Company’s revenues were derived from a single customer. During the quarter ended March 31, 2020, no other customer accounted for more than 10% of total revenue.

c.	Remaining performance obligations:

As of March 31, 2020, approximately $55,547 of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancellable contracts. The Company expects to recognize revenue on approximately 44% of these remaining performance obligations during the remainder of 2020, approximately 37% in 2021, with the remainder recognized thereafter.

d.	The following sets forth the Company’s property and equipment by geographic area:

	March 31,	December 31
	2020	2019
	Unaudited

Israel	$1,211	$1,291
United States	1,734	1,527
Germany	1,990	1,345
Other	222	247

	$5,157	$4,410

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 7:-	FINANCIAL EXPENSE, NET

	March 31,	March 31
	2020	2019
	Unaudited	Unaudited
Income:
Interest on cash and cash equivalents	$-	$21
Expenses:
Interest and accretion of discount	(163)	(111)
Foreign currency exchange differences, net	(52)	53
Other	(16)	(16)

	$(231)	$(53)

NOTE 8:	RELATED PARTIES

a.	Balances with related parties:

	March 31,	December 31,
	2020	2019
	Unaudited

Interest expense accrual (*)	$173	$32
Long term Convertible Note (**)	10,000	10,000
Long term Convertible Debentures (***)	231	-

(*)	Related to the semi-annual interest payable due in June and December related to the Convertible Note entered into December 5, 2018. See note 5b. for further details.
(**)	Related to the Convertible Note entered into December 5, 2018. See note 5b. for further details.
(***)	Related to the Convertible Debentures entered into March 19, 2020 See note 5c. for further details.

b.	Transactions with related parties:

	March 31,	March 31,
	2020	2019
Interest expense (*)	$141	$139

Software licensing expenses (**)	$-	$6

(*)	Related to the semi-annual interest payable due in June and December related to the Convertible Note entered into December 5, 2018. See note 5b. for further details.
(**)	Expenses arising from a software licensing agreement which was executed in March 2017. At the time of execution, the vendor was not a related party. On December 24, 2017, upon completion of the tender offer by WP, the vendor became a related party. The expenses were recorded under research and development expenses net, on the consolidated statements of operations.

- - - - - - - - - - - - -

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion and analysis includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors in our most recent Annual Report on Form 10-K (the “2019 Annual Report”). Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” below.

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

Investments in Operations, Research and Development and Sales and Marketing

Our cost of revenues, research and development expenses, and sales and marketing expenses are all significant contributing factors to our operating losses. Over time, we expect that our utilization of our cloud infrastructure will increase and provide the opportunity for improved gross margins. Our investments in research and development are required in order to enhance and improve our solutions. In the future, we expect to lower the rate of R&D investment as a percentage of revenue, and we expect to be able to drive more revenue from existing solutions rather than by adding new solutions. The return on our sales and marketing investment is tied to attracting new customers and enhancing our business with existing customers, thereby lowering the overall sales and marketing costs as a percent of revenues. In the first quarter of 2020, headcount declined as we continue to reduce expenses, and we believe managing future headcount and expense growth will be key in improving our gross and operating margins over time.

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

Research and Development. Research and development expenses consist primarily of personnel costs, outsourced engineering and threat analysis services. We believe these investments are crucial for our ability to continue to enhance the functionality of our services, as well as to develop and introduce new services to the market. We expect research and development expenses may decrease as we release new products during 2020. Development costs related to internal use technology that supports our security services are capitalized on the balance sheet, while other development costs are expensed as they are incurred.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, sales commissions, marketing activities, and travel associated with sales and marketing. We market and sell our services worldwide through our sales organization and distribution channels. We capitalize sales commissions paid to internal sales personnel and amortize these expenses over an estimated period of benefit that reflects the expected future revenue streams. We reduced sales and marketing expense in 2019 and in the first quarter 2020 but anticipate that we may need to increase investment in these areas as we launch our new products and enhance our sales and marketing teams to support our further growth. Our sales personnel are typically not immediately productive, and therefore the increase in expenses we incur when adding personnel is not immediately accompanied by increased revenue and in some cases may not result in increased revenue if these new sales personnel are unsuccessful in becoming productive.

General and Administrative. General and administrative expenses consist primarily of personnel costs, audit fees, legal expenses, recruiting expenses and other general operating costs. We expect our general and administrative expenses to grow in absolute dollars as we continue our operational growth.

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

Financial Expenses, net

Financial expenses, net consist mainly of foreign exchange gains and losses, interest expense on our outstanding debt and interest income earned on our cash and cash equivalents. In 2019 and 2020, these expenses also included income related to the accounting for a multi-year arrangement where a customer paid upfront the full contract value. This has been deemed a significant financing component under ASC 606.

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

RESULTS OF OPERATIONS

The following table sets forth financial data for the three months ended March 31, 2020 and 2019. Percentages may not add due to rounding.

	Three months ended March 31,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$9,649	100%	$9,655	100%
Cost of revenues	3,598	37	4,000	41
Gross profit	6,051	63	5,655	59
Operating expenses:
Research and development, net	3,344	35	4,177	43
Sales and marketing	3,036	31	3,856	40
General and administrative	2,214	23	2,432	25
Total operating expenses	8,594	89	10,465	108
Operating loss	(2,543)	(26)	(4,810)	(50)
Other income (loss), net	6	0	248	3
Financial expenses, net	(231)	(2)	(53)	(1)
Loss before taxes on income	(2,768)	(29)	(4,615)	(48)
Tax benefit	17	0	39	-
Net loss	$(2,751)	(29)%	$(4,576)	(47)%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues. In the three months ended March 31, 2020, revenues of $9.7 million were approximately in line with the same quarter in the prior year of $9.7 million. Threat intelligence revenues from existing customers increased slightly which offset some smaller contracts that were terminated in during the three months ended March 31, 2020.

Cost of Revenues. Cost of revenues decreased by $0.4 million from $4.0 million for the three months ended March 31, 2019 to $3.6 million for the three months ended March 31, 2020, which represents a 10% year-over-year decrease. For the three months ended March 31, 2020, cost of revenues represented 37% of revenue, compared to 41% during the prior year, and accordingly gross margins for the period were 63% for the three months ended March 31, 2020 compared to 59% for the same period in the prior year. The decrease in cost of revenue is the result of a decrease in payroll and related costs of approximately $0.1 million due to lower headcount. The use of outside services decreased by approximately 0.1 million in an effort to reduce costs and datacenter costs decreased by approximately $0.2 million related to bandwidth and hosting costs.

Operating Expenses. Overall operating expenses decreased by $1.9 million from $10.5 million for the three months ended March 31, 2019 to $8.6 million for the three months ended March 31, 2020, which represents a decrease of 18% year-over-year. Operating expenses for the quarter totaled 89% of quarterly revenue, compared to 108% of quarterly revenue a year ago. The decrease in operating expenses was primarily due to a decrease in employee headcount, captured in cost of revenues and operating expenses, which totaled 242 employees at the end of March 31, 2020, compared to 272 employees at the end of March 31, 2019.

Research and Development, Net. R&D expense decreased by $0.9 million from $4.2million for the three months ended March 31, 2019 to $3.3 million for the three months ended March 31, 2020, which represents a decrease of 20%. R&D expense for the quarter represented 35% of revenue, compared to 43% a year ago. The decrease in R&D expense was primarily driven by decreased employee headcount leading to lower payroll and employee related costs of approximately $0.3 million. Approximately $0.5 million of the R&D expense decrease was the result of capitalization of new technology development which reduced overall R&D expenses. Capitalization of technology development increased from $0.7 million for the three months ended March 31, 2019 to $1.2 million for the three months ended March 31, 2020. Outside services decreased by approximately $0.1 million primarily related to a reduction in use of external consultants to reduce costs. R&D headcount decreased to 128 as of March 31, 2020 compared to 139 as of March 31, 2019.

Sales and Marketing. Sales and marketing expenses decreased by $0.8 million (rounded) from $3.9 million for the three months ended March 31, 2019, to $3.0 million for the three months ended March 31, 2020, which represents a decrease of 21%. Sales and marketing expense represented 31% of revenue during the three-month period ended March 31, 2020 compared to 40% of revenue for the three months ended March 31, 2019. The decrease in sales and marketing expense was primarily due to a reduction of overall sales and marketing headcount to 44 employees as of March 31, 2020 compared to 59 as of March 31, 2019 which resulted in approximately $0.5 million reduction in expenses, as well as a reduction in overall marketing spend related to travel, use of outside services and advertising and industry trade shows which accounted for a decrease of approximately $0.3 million for the three months ended March 31, 2020.

General and Administrative. General and administrative (“G&A”) expense decreased by $0.2 million from $2.4 million for the three months ended March 31, 2019 to $2.2 million for the three months ended March 31, 2020, which represents a decrease of 9%. G&A expense represented 23% of revenue for the first quarter of 2020, compared to 25% of revenue during the first quarter of 2019. The decrease is primarily due to a reduction of $0.5 million in costs associated with outside services for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Offsetting the decrease, payroll and payroll related costs increased by approximately $0.2 million, driven by higher stock based compensation expense of $0.3 million due to new employee awards granted after March 31, 2019, offset by a decrease in bonus expense of $0.1 million due to lower expense in the three month period ended March 31, 2020 due to lower than anticipated bonus payments associated with 2019. Rent and office related costs increased by approximately $0.1 million for the three-month period ended March 31, 2020 compared to the three month period ended March 31, 2019.

Other Income (Expense), Net. Other income, net for the three months ended March 31, 2020 was $0.0 million, compared to an expense of $0.2 million for the three months ended March 31, 2019. During the first quarter of 2019, we reached a financial settlement with the former shareholders of eleven related to the legal dispute regarding the amount and timing of the earn-out payments related to the acquisition of eleven (the “eleven settlement”). Since the financial settlement was less than the accrued interest and the unpaid earn-out consideration on the Company’s balance sheet, the difference was reflected as other income during the period. For additional information, please refer to “Earn-Out Consideration” below and Note 4 of the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

Financial Expense, Net. Financial expenses, net, increased by $0.18 million for the three months ended March 31, 2020, to $0.23 million from $0.05 million as of March 31, 2019. The increase is mainly due to a $0.1 million increase in the expenses resulting from the effect of foreign currency exchange rate fluctuation, $0.02 million of additional interest expense associated with the issuance of the convertible debentures in March 2020, $0.03 million of interest associated with a significant financing component with one of our contracts under ASC 606 and a $0.02 million decrease in interest income earned on our cash and cash equivalents.

Effective Corporate Tax Rates

Corporate tax rates and real capital gains tax in Israel were 23% for the three months ended March 31, 2020 and 2019.

Our German subsidiary is subject to German tax at a consolidated rate of approximately 30%.

Other non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

We do not provide deferred tax liabilities when we intend to reinvest earnings of foreign subsidiaries indefinitely. As of March 31, 2020, there are no undistributed earnings of foreign subsidiaries.

We may currently qualify as an “industrial company” within the definition of the Law for the Encouragement of Industry (Taxation) and, as such, we may be eligible for certain tax benefits, including, inter alia, special depreciation rates for machinery, equipment and buildings, amortization of patents, certain other intangible property rights and deduction of share issuance expenses.

Net Operating Loss Carry-Forwards

As of December 31, 2019, the Israeli entity had net operating loss carryforwards for tax purposes of $91.7 million and capital loss carryforwards of $17.8 million which may be carried forward and offset against taxable income in the future, for an indefinite period.

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

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily from our cash and cash equivalents and cash from operations. As of March 31, 2020, and December 31, 2019, we had approximately $15.1 million and $11.6 million of cash and cash equivalents, respectively.

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

Outlook

During 2020, we expect to continue to incur capital expenditures associated with R&D and data center infrastructure.  Over the past several years, the Company has devoted most of its effort to research and development, product development and increasing revenues through additional investments in sales & marketing. The Company generated a loss of $2.8 million and negative cash flow of $4.4 million from operating activities in the three-month period ended March 31, 2020 and has an accumulated deficit of $234.1 million as of March 31, 2020. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required. Accordingly, the Company’s Board modified its contingency plan, to be effected if needed, in whole or in part, at its discretion, to allow the Company to continue its operations and meet its cash obligations. The contingency plan consists of cost reduction, which include mainly the following steps: reduction in consultants’ expenses, headcount, compensation paid to key management personnel and capital expenditures. The Company and the Board believe that its existing capital resources and other future measures that may be implemented, if so required, will be adequate to satisfy its expected liquidity requirements for at least twelve months from the filing date.

Cash Flows from Operating Activities

Cash used in operating activities was $4.4 million for the three months ended March 31, 2020 as compared to $1.3 million for the three months ended March 31, 2019. The increase in cash usage of $3.1 million was primarily due to a three-year prepayment for services related to a customer contract renewal during the first quarter of 2019, thus leading to an increase in cash usage in the first quarter of 2020 since payment had occurred during the prior year.

Cash Flows from Investing Activities

Cash used in investing activities was $1.6 million for the three months ended March 31, 2020 as compared to $1.2 million for the three months ended March 31, 2019. The increase of $0.4 million was primarily due to higher capitalization of technology associated with new product development compared to the same period a year ago.

Cash Flows from Financing Activities

Cash provided by financing activities was $9.4 million for the three months ended March 31, 2020 as compared to cash used of $2.5 million for the three months ended March 31, 2019. The change of $11.9 million was primarily attributable to the convertible debentures issued on March 19, 2020 with gross proceeds of $10.2 million, offset by payment of debt issuance costs of $0.8 million. For the three months ended March 31, 2019, Cyren, as previously disclosed, had a payment of $2.7 million in conjunction with the eleven settlement and $0.2 million of proceeds from stock option exercises, thus contributing to the change year over year.

Working Capital

As of March 31, 2020, and 2019 we had positive working capital of $6.4 million and $5.1 million, respectively. The increase in working capital during the three months ended March 31, 2020 as compared to the prior year was primarily due to the issuance of the convertible debentures in March 2020 (the “Convertible Debentures”) offset by a significant upfront customer payment in the first quarter of 2019 for a multi-year agreement of which did not occur in the first quarter of 2020.

Financings

On December 5, 2018, the Company issued $10.0 million aggregate principal amount of convertible notes in a private placement to affiliates of an existing minority institutional shareholder (the “Convertible Notes”). The Convertible Notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The Convertible Notes have a 3-year term and mature in December 2021, unless converted in accordance with their terms prior to maturity. The Convertible Notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding.

On November 7, 2019, Cyren announced the closing of a rights offering that raised gross proceeds of $8.0 million. As a result of this offering, the conversion price of the Convertible Notes was adjusted to $3.73. In addition, the Convertible Notes would be subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price).

On March 19, 2020, we issued $10.25 million aggregate principal amount of Convertible Debentures in a private placement to certain accredited investors (the “Purchasers”). The Convertible Debentures are guaranteed by two of our subsidiaries and carry a 5.75% interest rate, payable semi-annually in cash or, subject to the satisfaction of certain equity conditions, in ordinary shares. The Convertible Debentures mature in March 2024, unless converted in accordance with their terms prior to maturity. The Convertible Debentures have an initial conversion price of $0.75 per share, subject to adjustments. If the closing bid price of our ordinary shares is at least $2.25 (subject to adjustment) for at least 20 trading days during any 30 consecutive trading day period, and certain conditions are satisfied, we may force a conversion of all or any part of the outstanding principal amount of the Convertible Debentures, accrued and unpaid interest and any other amounts then owing, subject to certain conditions.

Earn-Out Consideration

In conjunction with the 2012 acquisition of eleven, the Company entered into an earn-out agreement with the former shareholders that would pay additional consideration based on the revenue performance for the years ending 2012-2015. Subsequently in 2014 the Company had a legal dispute regarding the amount and timing of the earn-out payments and had entered into arbitral proceedings with the former shareholders of eleven. On March 9, 2017, the Company received the arbitral judgement. Pursuant to the judgement, the earn-out consideration balance was increased to reflect additional legal expenses and interest expenses covering the period up to December 31, 2016. During 2017 and 2018, the Company continued to accrue interest on the unpaid earn-out consideration balance. In May 2018, the Company made a partial payment of the earn-out consideration to five of the six former shareholders, in an amount of $604 thousand. The earn-out consideration balance presented on the Company’s balance sheet as of December 31, 2018 reflected the complete remaining liability relating to the earn-out, including accrued interest. In February 2019, the parties agreed to resolve all pending claims, and on February 28, 2019 the Company paid approximately $2.7 million to settle the earn-out consideration in full. For additional information, please refer to Note 4 of the consolidated financial statements included elsewhere in this Quarterly Report.

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

In connection with the issuance of the Convertible Debentures, we entered into a Registration Rights Agreement with the Purchasers. Pursuant to that agreement, we agreed to file one or more registration statements with the SEC within sixty days of the date of the agreement to cover the resale of the shares of our ordinary shares that are issuable to the Purchasers upon any conversion of the Convertible Debentures or as interest payments.

On September 21, 2018, we filed a shelf registration statement on Form F-3 with the SEC, which we converted to a Form S-3 on August 16, 2019. This registration statement enables us to issue debt securities, ordinary shares, warrants or subscription rights up to an aggregate amount of $50 million. Under the rules governing shelf registration statements, we will file a prospectus supplement with the SEC which describes the amount and type of securities being offered each time we issue securities under this registration statement. No securities were issued under the registration statement on Form F-3. In November 2019, we issued shares as part of our rights offerings using our Form S-3 as described above.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2. Significant Accounting Policies to our consolidated financial statements included in the Company’s 2019 Annual Report. There have been no significant changes to these policies for the three months ended March 31, 2020, except as described in Note 2. Significant Accounting Policies to our condensed consolidated financial statements are included elsewhere in this Quarterly Report. The critical accounting policies requiring estimates, assumptions, and judgements that we believe have the most significant impact on our consolidated financial statements are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. We urge you to consider that statements which use the terms “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate”, “will” and similar expressions are intended to identify forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements regarding:

●	our expectations that our utilization of out cloud infrastructure will increase and provide opportunity for improved gross margins;

●	our expectations regarding our integrated offering and our partnership with Microsoft;

●	our expectations regarding our future profitability and revenue growth;

●	our expectations that R&D expenses, may decreases as we release new products during 2020 and that G&A expenses will continue to grow in absolute dollars as we continue our operational growth;

●	our beliefs regarding the importance of R&D;

●	our expectation to lower the rate of R&D investment as a percentage of revenue in the future and to drive more revenue from existing solutions rather than by adding new solutions;

●	our expectations regarding reducing the historical rate of headcount growth and its resulting impact on our gross and operating margins over time;

●	our expectations regarding our business strategies, including our contingency plan;

●	our expectations regarding growth of our enterprise business and its expected impact on our business, including its contribution to our cash flow and return on investment;

●	our expectations regarding our capital expenditures for 2020;

●	our belief regarding the adequacy of our existing capital resources and other future measures to satisfy our expected liquidity requirements;

●	our expectations regarding trends in the market for internet security and technology industry; and

●	our expectations regarding existing and new threats, key challenges and opportunities in our industry and their impact on our business, including the impact of innovations in the technology industry.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to execute our business strategies, including our sales and business development plan;

●	our ability to timely and successfully enhance and improve our existing solutions and introduce our new solutions;

●	the commercial success of such enhancements and new solutions;

●	lack of demand for our solutions, including as a result of actual or perceived decreases in levels of advanced cyber attacks;

●	our ability to manage our cost structure, avoid unanticipated liabilities and achieve profitability;

●	our ability to grow our revenues, including the ability of existing solutions to drive sufficient revenue;

●	our ability to attract new customers and increase revenue from existing customers;

●	market acceptance of our existing and new product offerings;

●	the success of our partnership with Microsoft, including our ability to successfully integrate our web security technology into its platform;

●	our ability to adapt to changing technological requirements and shifting preferences of our customers and their users;

●	the impact of the COVID-19 outbreak;

●	our continued listing on Nasdaq;

●	our ability to successfully shift the focus of our product development and sales efforts to new products, while de-emphasizing our CWS offerings;

●	loss of any of our large customers;

●	adverse conditions in the national and global financial markets;

●	the impact of currency fluctuations;

●	political and other conditions in Israel that may limit our R&D activities;

●	increased competition or our ability to anticipate or effectively react to competitive challenges;

●	the ability of our brand development strategies to enhance our brand recognition;

●	our ability to retain key personnel;

●	performance of our OEM partners, service providers and resellers;

●	our ability to successfully implement our contingency plan, if needed, and its ability to allow us to continue our operations and meet our cash obligations;

●	our ability to successfully estimate the impact of regulatory and litigation matters;

●	our ability to comply with applicable laws and regulations and the impact of changes in applicable laws and regulations, including tax legislation or policies;

●	economic, regulatory and political risks associated with our international operations;

●	the impact of cyber attacks or a security breach of our systems;

●	our ability to protect our brand name and intellectual property rights;

●	the impact of our controlling shareholder’s decisions, which may differ with respect to our strategic direction; and

●	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to the factors described in Part II. Item 1A. Risk Factors in this Quarterly Report and Part I. Item 1A. Risk Factors, of the 2019 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and liquidity.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to update or revise any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof.

Impact from the COVID-19 Outbreak

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic” which is now known as COVID-19. The outbreak has impacted thousands of individuals worldwide. In response, many countries have implemented measures to combat the outbreak which have impacted global business operations.

As of the date of issuance of this filing, the Company’s operations have not been significantly impacted, however, the Company continues to monitor the situation. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others.

No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of year-end; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2020. Based on such evaluation, such officers have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Securities and Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 1A. RISK FACTORS

Except as provided below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. of our 2019 Annual Report.

We are currently not in compliance with the Nasdaq Capital Market listing standards. If our ordinary shares are delisted, the market price and liquidity of our ordinary shares and our ability to raise additional capital would be adversely impacted.

Our ordinary shares are currently listed on the Nasdaq Capital Market. Continued listing of a security on the Nasdaq Capital Market is conditioned upon compliance with various continued listing standards. On April 24, 2020, we received written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market informing us that because the closing bid price for our ordinary shares listed on the Nasdaq Capital Market was below $1.00 per share for 30 consecutive business days prior to the date of the Notice, we do not currently meet the minimum closing bid requirement for continued listing on the Nasdaq Capital Market set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules. We have until December 28, 2020 to regain compliance.

In the event that our ordinary shares are not eligible for continued listing on the Nasdaq Capital Market or another national securities exchange, trading of our ordinary shares could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our ordinary shares, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our ordinary shares to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

ITEM 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(d)       On May 12, 2020, the Board of Directors (the “Board”) of Cyren appointed Brett Jackson, the Company’s Chief Executive Officer, as an interim Director of the Company effective May 12, 2020, to fill the vacancy on the Board and to serve until the Company’s 2020 Annual Meeting of Shareholders. Mr. Jackson will not receive any compensation for serving as a Director.

Mr. Jackson recently participated in the sale and issuance of $10.25 million aggregate principal amount of the Company’s 5.75% Convertible Debentures due March 2024. Mr. Jackson purchased a Debenture in the principal amount of $250,000. The Company has not yet paid any principal or interest on the Debentures.

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

CYREN LTD.

May 13, 2020	/s/ Brett Jackson
Brett Jackson Chief Executive Officer
(Duly Authorized Officer)

May 13, 2020	/s/ J. Michael Myshrall
J. Michael Myshrall Chief Financial Officer
(Principal Financial Officer)