Form 10-Q
period 2020-09-30
CYREN Ltd.
filed 2020-11-16
CIK 1084577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 60,919,503 ordinary shares as of October 31, 2020.

i

CYREN LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

($USD in thousands, except share and per share amounts)

(Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,894	$11,551
Trade receivables (net of allowances for doubtful accounts of $207 and $129, respectively)	2,348	2,187
Deferred commissions	1,004	948
Prepaid expenses and other receivables	1,284	819

Total current assets	17,530	15,505

LONG-TERM ASSETS:
Long-term deferred commissions	1,243	1,580
Long-term lease deposits	863	767
Operating lease right-of-use assets	11,191	8,695
Severance pay fund	646	659
Property and equipment, net	4,410	4,410
Intangible assets, net	8,093	8,966
Goodwill	20,818	20,246

Total long-term assets	47,264	45,323

Total assets	$64,794	$60,828

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,103	$1,184
Employees and payroll accruals	3,676	3,427
Accrued expenses and other liabilities ($181 and $40 attributable to related parties, respectively)	1,160	1,145
Operating lease liabilities	1,889	1,946
Deferred revenues	9,272	7,208

Total current liabilities	17,100	14,910

LONG-TERM LIABILITIES:
Deferred revenues	1,064	1,956
Convertible notes (related party)	10,000	10,000
Convertible Debentures ($233 attributable to related parties)	9,344	-
Long-term operating lease liabilities	9,678	7,174
Deferred tax liability	646	796
Accrued severance pay	762	811
Other liabilities	653	470

Total long-term liabilities	32,147	21,207

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares nominal value ILS 0.15 par value -
Authorized: 110,000,000 shares at September 30, 2020 (Unaudited) and December 31, 2019; Issued and Outstanding: 60,919,503 and 59,372,173 shares at September 30, 2020 (Unaudited) and December 31, 2019, respectively	2,376	2,309
Additional paid-in capital	258,177	255,741
Accumulated other comprehensive loss	(1,420)	(2,010)
Accumulated deficit	(243,586)	(231,329)

Total shareholders’ equity	15,547	24,711

Total liabilities and shareholders’ equity	$64,794	$60,828

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	Unaudited		Unaudited

Revenues	$9,114	$9,496	$27,944	$28,862
Cost of revenues	3,792	3,712	11,168	11,501

Gross profit	5,322	5,784	16,776	17,361

Operating expenses:

Research and development, net	4,769	3,516	12,264	11,990
Sales and marketing	2,942	3,027	9,123	10,473
General and administrative	2,302	2,484	6,992	7,314

Total operating expenses	10,013	9,027	28,379	29,777

Operating loss	(4,691)	(3,243)	(11,603)	(12,416)

Other income, net	1	(3)	9	262
Financial expenses, net (1)	(235)	(321)	(757)	(642)

Loss before taxes on income	(4,925)	(3,567)	(12,351)	(12,796)
Tax benefit	33	37	94	117

Loss	$(4,892)	$(3,530)	$(12,257)	$(12,679)

Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.20)	$(0.23)

Weighted-average number of shares used in computing basic and diluted loss per share	60,580	54,554	60,103	54,389

(1)	Transactions with related parties are included in the line item above (refer to Footnote 8, Related Parties, of the Notes to Consolidated Financial Statements for additional information).

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	Unaudited		Unaudited

Loss	$(4,892)	$(3,530)	$(12,257)	$(12,679)

Other comprehensive income (loss):

Foreign currency translation adjustments	591	(622)	590	(718)

Comprehensive loss	$(4,301)	$(4,152)	$(11,667)	$(13,397)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($USD in thousands, except share amounts)

(Unaudited)

	Three months ended September 30, 2019
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of June 30, 2019 (Unaudited)	54,501,307	$2,098	$245,905	$-	$(1,762)	$(222,460)	$23,781
Issuance of treasury shares upon exercise of options and vesting of restricted share units	-	-	-	-	-	-	-
Issuance of ordinary shares upon exercise of options and vesting	182,500	1	230	-	-	-	231
Payment of interest in shares	-	-	-	-	-	-	-
Stock-based compensation related to employees, directors and consultants	-	-	419	-	-	-	419
Other comprehensive loss	-	-	-	-	(622)	-	(622)
Loss	-	-	-	-	-	(3,530)	(3,530)
Balance as of September 30, 2019 (Unaudited)	54,683,807	$2,099	$246,554	$-	$(2,384)	$(225,990)	$20,279

	Nine months ended September 30, 2019
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2018	54,057,208	$2,097	$245,570	$(998)	$(1,666)	$(213,143)	$31,860
Issuance of treasury shares upon exercise of options and vesting of restricted share units	348,673	-	(403)	998	-	(168)	427
Issuance of ordinary shares upon exercise of options and vesting	241,976	1	315	-	-	-	316
Payment of interest in shares	35,950	1	70	-	-	-	71
Stock-based compensation related to employees, directors and consultants	-	-	1,002	-	-	-	1,002
Other comprehensive loss	-	-	-	-	(718)	-	(718)
Loss	-	-	-	-	-	(12,679)	(12,679)
Balance as of September 30, 2019 (Unaudited)	54,683,807	$2,099	$246,554	$-	$(2,384)	$(225,990)	$20,279

	Three months ended September 30, 2020
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of June 30, 2020 (Unaudited)	60,197,223	$2,345	$257,045	$(2,011)	$(238,694)	$18,685
Restricted stock units vested	225,000	10	(10)	-	-	-
Payment of interest in shares	280,946	12	276	-	-	288
Stock-based compensation related to employees, directors and consultants	-	-	724	-	-	724
Issuance of shares upon early conversion of Convertible Debentures	216,334	9	142			151
Other comprehensive loss	-	-	-	591	-	591
Loss	-	-	-	-	(4,892)	(4,892)
Balance as of September 30, 2020 (Unaudited)	60,919,503	$2,376	$258,177	$(1,420)	$(243,586)	$15,547

	Nine months ended September 30, 2020
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2019	59,372,173	$2,309	$255,741	$(2,010)	$(231,329)	$24,711
Restricted stock units vested	856,132	38	(38)	-	-	-
Payment of interest in shares	410,322	17	414	-	-	431
Stock-based compensation related to employees, directors and consultants	-	-	1,876	-	-	1,876
Issuance of shares upon early conversion of Convertible Debentures	280,876	12	184	-	-	196
Other comprehensive loss	-	-	-	590	-	590
Loss	-	-	-	-	(12,257)	(12,257)
Balance as of September 30, 2020 (Unaudited)	60,919,503	$2,376	$258,177	$(1,420)	$(243,586)	$15,547

(*)	Relates to foreign currency translation adjustments.

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Nine months ended September 30,
	2020	2019
	Unaudited
Cash flows from operating activities:

Loss	$(12,257)	$(12,679)
Adjustments to reconcile loss to net cash used in operating activities:
Loss on disposal of property and equipment	12	1
Depreciation	1,809	1,420
Stock-based compensation	1,876	1,002
Amortization of intangible assets	2,071	2,736
Amortization of deferred commissions	1,181	(909)
Amortization of operating lease right-of-use assets	1,508	1,051
Interest on convertible notes	436	424
Interest and amortization of debt issuance costs on Convertible Debentures	400	-
Other expenses income related to the earn-out consideration	-	(257)
Deferred taxes, net	(171)	(182)

Changes in assets and liabilities:

Trade receivables	(126)	196
Prepaid expenses and other receivables	(456)	(607)
Deferred commissions	(900)	1,101
Change in long-term lease deposits	(89)	25
Trade payables	(289)	(264)
Employees and payroll accruals, accrued expenses and other liabilities	(90)	(185)
Deferred revenues	1,034	5,997
Accrued severance pay, net	(36)	73
Operating lease liabilities	(1,545)	(1,075)
Other long-term liabilities	184	(126)

Net cash used in operating activities	(5,448)	(2,258)

Cash flows from investing activities:

Proceeds from sale of property and equipment	6	1
Capitalization of technology	(1,100)	(2,462)
Purchase of property and equipment	(1,543)	(1,259)

Net cash used in investing activities	(2,637)	(3,720)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Nine months ended September 30,
	2020	2019
	Unaudited
Cash flows from financing activities:

Proceeds from Convertible Debentures, net of debt issuance costs	9,442	-
Payment of earn-out consideration	-	(2,680)
Proceeds from options exercised	-	743

Net cash provided by (used in) financing activities	9,442	(1,937)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(124)

Increase (decrease) in cash, cash equivalents and restricted cash	1,343	(8,039)
Cash, cash equivalents and restricted cash at the beginning of the period	12,127	18,156

Cash, cash equivalents and restricted cash at the end of the period	$13,470	$10,117

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$144	$553

Supplemental disclosure of non-cash transactions:

Purchase of property and equipment by credit	$(214)	$(1)

Operating lease right-of-use asset exchanged for lease obligations	3,772	-

Issuance of shares on early conversion of Convertible Debentures	196	-

Issuance of shares for payment of interest on convertible notes	431	71

Net change in accrued payroll expenses related to capitalization of technology	(26)	(259)

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flow:

Cash and cash equivalents	$12,894	$9,546
Restricted cash included in long-term restricted lease deposits	576	571

Total cash, cash equivalents and restricted cash	$13,470	$10,117

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

The Company is a cybersecurity company providing email security and threat intelligence solutions. The Company sells its cloud-based solutions worldwide, in both embedded and Security-as-a-Service models, to Original Equipment Manufacturers (“OEMs”), service providers and enterprises. The Company operates in one reportable segment, which constitutes its reporting unit. Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”). The Company’s CODM is its principal executive officer, who decides how to allocate resources and assess performance. A single management team reports to the CODM, who manages the entire business. The Company’s CODM reviews consolidated results of operations to make decisions, allocate resources and assess performance and does not evaluate the profit or loss from any separate geography or product line.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Interim Financial Statements

The accompanying consolidated balance sheet as of September 30, 2020, the consolidated statements of operations, the consolidated statements of comprehensive loss and the statement of changes in shareholders’ equity for the three and nine months ended September 30, 2020 and 2019, as well as the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2020, as well as its results of operations for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for other interim periods or for future years.

b.

The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future. At September 30, 2020, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the date of the issuance of the consolidated financial statements. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months through a combination of actions that may include existing cash on hand, reducing operating spend, divesting non-core assets and future issuances of equity and/or debt securities.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The condensed consolidated financial statements for the three and nine months ended September 30, 2020 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used. The new accounting standard was effective for the fiscal year beginning on January 1, 2020, including interim periods within that year. The adoption of the standard had an immaterial impact on the Condensed Consolidated Financial Statements.

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

In addition, the Company has elected the short-term lease exception for leases with a term of 12 months or less. As part of this election, it will not recognize right-of-use assets and lease liabilities on the balance sheet for leases with terms less than 12 months. The Company also elected the practical expedient to not separate lease and non-lease components for all our leases. This will result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability being greater than if the policy election was not applied.

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

Income from subleased properties is recognized and presented as a reduction of costs, allocated among operating expense line items, in the Company’s Consolidated Statements of Operations and Comprehensive Loss. In addition to sublease rent, variable non-lease costs such as common-area maintenance and utilities are charged to subtenants throughout the lease for their proportionate share of these costs. These variable non-lease income receipts are recognized in operating expenses as a reduction to costs incurred by the Company in relation to the head lease.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 3:-	LEASES (Cont.)

The Company has various operating leases for office space and vehicles that expire through 2030. Below is a summary of our operating right-of-use assets and operating lease liabilities as of September 30, 2020:

Operating lease right-of-use assets	$11,191

Operating lease liabilities, current	$1,889
Operating lease liabilities long-term	9,678

Total operating lease liabilities	$11,567

The short-term lease liabilities are included within accrued expenses and other short-term liabilities in the consolidated balance sheet.

Minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2020, are as follows:

Year ended December 31,
2020	$593
2021	2,305
2022	1,721
2023	1,527
2024	1,548
Thereafter	5,813

Total undiscounted lease payments	$13,507

Less: Interest	1,940

Present value of lease liabilities	$11,567

Premises rent expense was $714 and $575 for the three months ended September 30, 2020 and 2019, respectively and $2,100 and $1,676 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, Cyren subleases two real estate properties. Sublease receipts were $171 and $69 for the three months ended September 30, 2020 and 2019 respectively and $361 and $207 for the nine months ended September 30, 2020 and 2019, respectively.

The Company has elected the practical expedient to not separate lease components from non-lease components.

The weighted-average remaining lease terms and discount rates for all of operating leases were as follows as of September 30, 2020:

Remaining lease term and discount rate:

Weighted-average remaining lease term (years)	7.3

Weighted-average discount rate	4.37%

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

In connection with specific research and development, the Company received $3,699 of participation payments from the IIA through September 30, 2020, but no grants since 2018. In return for the IIA’s participation in this program, the Company is committed to paying royalties at a rate of 3.0% of the program’s developed product sales, up to 100% of the amount of grants received plus interest at annual LIBOR rate. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties paid or accrued, totaled $2,713 and $2,765 as of September 30, 2020 and December 31, 2019 respectively. For the three months ended, September 30, 2020 and 2019, $64 and $65, respectively, were recorded as cost of revenues with respect to royalties due to the IIA. For the nine months ended, September 30, 2020 and 2019, $173 and $201, respectively, were recorded as cost of revenues with respect to royalties due to the IIA.

b.	Litigation:

i.

Between 2014 and 2015 the Company entered into arbitral proceedings with the former shareholders of eleven regarding an escrow account and the earn-out consideration related to the purchase agreement of former eleven. With respect to these claims, on March 9, 2017, the arbitrational panel provided their ruling in which it accepted the claims submitted by the former eleven shareholders with respect to the escrow amount and the 2013 earn-out liability. The arbitrational panel also ruled that Cyren pay legal expenses and interest on the claimed amounts, which were reflected in the year ended December 31, 2016 on the Company’s balance sheet and in the consolidated statements of operations under adjustment to earn-out consideration.

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

In February 2019, the parties signed a settlement agreement to resolve all pending claims, and on February 28, 2019 the Company paid $2,680 to settle the earn-out consideration in full. The total amount paid to resolve all claims was $256 less than the accrued liability, which generated “other income” as previously reflected in the consolidated statements of operations for the period ended December 31, 2019.

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

In September 2018 and January 2019, the same vendor filed a lawsuit against two of the Company’s customers in the United States. The vendor alleged that the clients misappropriated the vendor’s trade secrets and sought injunctive relief and monetary damages in an amount to be determined. Both customers contended that the allegations related to the services they receive from the Company, and the Company agreed to indemnify both clients against these claims. On September 30, 2019, the court dismissed one of the lawsuits in its entirety for lack of personal jurisdiction and, in the second lawsuit, dismissed part of the claims with prejudice but granted the vendor the right to amend its other claims. On October 31, 2019, the vendor filed an amended complaint. In December 2019, the Company reached a settlement with the vendor and the Company agreed to pay $750; $375 in December 2019 and the remaining portion in January 2020. As of September 30, 2020, the Company has paid all amounts due under this settlement.

NOTE 5:-	ShareHOLDERS’ EQUITY

a.	General:

Ordinary shares confer upon their holders the right to receive notice to participate and vote in general shareholder meetings of the Company and to receive dividends, if declared.

b.	Issuance of convertible notes:

On December 5, 2018 the Company issued $10,000 aggregate principal amount of convertible notes in a private offering. The notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes have a 3-year term and are expected to mature in December 2021, unless converted in accordance with their terms prior to maturity. The notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted-average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. On November 7, 2019 Cyren announced the closing of a rights offering that raised gross proceeds of $8,019. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.73. In addition, the notes would be subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price). During the nine months ended, September 30, 2020, the Company paid semi-annual interest payments totaling, $288, of which $144 was paid in cash and the remaining portion through the issuance of 129,376 shares. The Company has accrued interest of $181 as of September 30, 2020.

The principal balance of the convertible notes as of September 30, 2020 was $10.0 million.

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

In September 2020, the Company paid semi-annual interest payments totaling, $289, which was paid through the issuance of 280,946 shares.

On July 6, 2020, one of the debenture holders converted $163 of principal plus interest of their debentures, which was a portion of their holding. The principal and interest were paid through the issuance of 216,334 shares.

The Company has accrued interest of $13 as of September 30, 2020.

The principal balance of the Convertible Debentures as of September 30, 2020 was $10.04 million.

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

As of September 30, 2020, an aggregate of 7,362,861 ordinary shares of the Company are still available for future grant under the Equity Incentive Plan.

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

As of September 30, 2020, an aggregate of 797,882 ordinary shares of the Company are still available for future grant to non-employee directors.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

f.	A summary of the Company’s employees and directors’ stock option activity under the plans is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at December 31, 2019	7,299,667	$2.16	3.81	$-

Granted	235,500	1.50
Exercised	-	-
Expired and forfeited	(1,152,674)	2.49

Outstanding at September 30, 2020	6,382,493	$2.08	3.40	$1

Options vested and expected to vest at September 30, 2020	6,183,575	$2.09	3.36	$1

Exercisable options at September 30, 2020	3,879,279	$2.19	2.55	$-

Weighted-average fair value of options granted during the quarter		$0.66

As of September 30, 2020, the Company had $1,911 of unrecognized compensation expense related to non-vested stock options granted to employees and directors, expected to be recognized over a remaining weighted-average period of 2.46 years.

g.	The employee and director options outstanding as of September 30, 2020, have been separated into ranges of exercise prices, as follows:

Outstanding				Exercisable
		Weighted- average remaining contractual	Weighted- average exercise		Weighted- average exercise
	Options	life in	price per	Options	price per
Exercise price per share	outstanding	years	share	exercisable	share

$1.06 - $1.64	1,568,415	4.03	$1.56	752,090	$1.52
$1.70 - $2.00	1,642,110	3.59	$1.85	1,084,118	$1.92
$2.05 - $2.14	1,336,568	4.39	$2.09	601,928	$2.10
$2.30 - $2.75	781,400	3.77	$2.39	477,169	$2.38
$2.90 - $3.20	1,054,000	2.18	$2.97	963,974	$2.97

	6,382,493	3.65	$2.08	3,879,279	$2.19

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

As of September 30, 2020, the Company did not have any unrecognized compensation expense related to non-employee and non-director non-vested stock options.

i.	A summary of the Company’s RSUs activity for employees, directors and non-employees under the plans is as follows:

	Number of RSUs	Weighted- average grant date fair value

Awarded and unvested at December 31, 2019	1,733,132	$2.09

Granted	1,359,000	1.28
Vested	(856,132)	2.30
Forfeited	(42,500)	2.30

Awarded and unvested at September 30, 2020	2,193,500	$1.50

As of September 30, 2020, the Company had approximately $2,706 of unrecognized compensation expense related to RSUs, expected to be recognized over a weighted-average period of 2.72 years.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

j.	The total stock-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,		Nine months ended September 30
	2020	2019	2020	2019
	Unaudited		Unaudited

Cost of revenues	$21	$36	$85	98
Research and development	70	78	229	203
Sales and marketing	65	51	204	148
General and administrative	568	254	1,358	553

	$724	$419	$1,876	$1,002

NOTE 6:-	SEGMENT AND GEOGRAPHIC INFORMATION

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of professional services, maintenance and technical support (see note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

a.	The following sets forth total revenue by geographic area based on the billing address of the customer:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

United States	$4,201	$4,470	$13,075	$13,552
Germany	2,109	2,153	6,269	6,617
Europe-Other	966	890	2,993	2,573
Asia Pacific	667	661	1,900	1,930
Israel	1,001	1,251	3,350	3,971
Other	170	71	357	219

	$9,114	$9,496	$27,944	$28,862

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 6:-	SEGMENT AND GEOGRAPHIC INFORMATION (Cont.)

b.	Major customers:

During the quarter ended September 30, 2020 and 2019, 22% and 20%, respectively, of the Company’s revenues were derived from a single customer. After quarter-end we signed two additional agreements that will increase revenues from this customer during the fourth quarter of 2020 and the first quarter of 2021. We also received notification that this customer will renew one of their contracts for another three years through the first quarter of 2024, but that it does not intend to renew its largest contract with the Company at full value beginning in April 2021. As a result, we anticipate that quarterly revenues from this customer will drop from over 20% currently to approximately 12% of quarterly revenue beginning in the second quarter of 2021.

For the quarter ended September 30, 2020, no other customer accounted for more than 10% of total revenue.

c.	Remaining performance obligations:

As of September 30, 2020, approximately $40,695 of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancellable contracts. The Company expects to recognize revenue on approximately 22% of these remaining performance obligations during the remainder of 2020, approximately 53% in 2021, with the remainder recognized thereafter.

c.	Revenue generated by Customer Type:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	Unaudited		Unaudited

OEM/Embedded Security (*)	$7,354	$7,691	$22,771	$23,363
Enterprise/SMB (**)	1,760	1,805	5,173	5,499
	$9,114	$9,496	$27,944	$28,862

(*)	This market represents customers who embed Cyren Threat Detection Services and Threat Intelligence Feeds into their infrastructure and/or products to protect their customers and users.
(**)	In this market, Cyren provides enterprise customers email security products, threat intelligence and cloud-based sandbox threat analysis to protect their employees, data and IP.

d.	The following sets forth the Company’s property and equipment by geographic area:

	September 30,	December 31
	2020	2019
	Unaudited

Israel	$1,063	$1,291
United States	1,439	1,527
Germany	1,735	1,345
Other	173	247

	$4,410	$4,410

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 7:-	FINANCIAL EXPENSE, NET

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income:
Interest on cash and cash equivalents	$-	$1	$-	$22
Expenses:
Interest expense, net of interest capitalized	(410)	(92)	(902)	(307)
Foreign currency exchange differences, net	189	(218)	196	(311)
Other	(15)	(12)	(51)	(46)

	$(236)	$(321)	$(757)	$(642)

NOTE 8:-	RELATED PARTIES

a.	Balances with related parties:

	September 30,	December 31,
	2020	2019
	Unaudited

Interest expense accrual – Convertible Notes (*)	$181	$32
Long term Convertible Notes (**)	10,000	10,000
Long term Convertible Debentures (***)	233	-

(*)	Related to the semi-annual interest payments due in June and December related to the Convertible Notes entered into December 5, 2018. See note 5b. for further details.
(**)	Related to the Convertible Notes entered into December 5, 2018. See note 5b. for further details.
(***)	Related to the Convertible Debentures entered into March 19, 2020 See note 5c. for further details.

b.	Transactions with related parties:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	Unaudited		Unaudited

Interest expense on Convertible Notes (*)	$153	$141	$436	$424
Interest expense on Convertible Debentures (**)	$5	$-	$10	$-

(*)	Related to the semi-annual interest payments due in June and December related to the Convertible Notes entered into December 5, 2018. See note 5b. for further details.
(**)	Related to the semi-annual interest payments due in September and March related to the Convertible Debentures entered into March 19, 2020. See note 5c. for further details.

- - - - - - - - - - - - -

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion and analysis includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described herein and in Item 1A. Risk Factors in our most recent Annual Report on Form 10-K (the “2019 Annual Report”). Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” below.

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

Cyren’s cloud security products and services fall into three categories:

●	Cyren Threat Detection Services – these services detect a variety of threats in email and from the web, and are embedded into products from the world’s leading technology and security vendors. Cyren Threat Detection Services include our Email Security Detection Engine, Malware Detection Engine, Web Security Engine, and Threat Analysis Service.

●	Cyren Threat Intelligence Data Products – Cyren’s threat intelligence feeds provide valuable threat intelligence data that can be used by enterprise or OEM customers to support threat detection, threat hunting and incident response. Cyren’s threat intelligence feed offerings include IP Reputation Intelligence, Phishing Intelligence, Malware Intelligence and Zombie Intelligence using the Threat InDepth brand.

●	Cyren Enterprise Email Security Products – these include cloud-based solutions designed for enterprise customers and are sold either directly or through channel partners. Cyren enterprise email security products include Cyren Email Security, a cloud-based secure email gateway and Cyren Inbox Security, an anti-phishing product for Microsoft 365 (formerly Office 365).

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

Investments in Operations, Research and Development and Sales and Marketing

Our cost of revenues, research and development expenses, and sales and marketing expenses are all significant contributing factors to our operating losses. Over time, we expect that our utilization of our cloud infrastructure will increase and provide the opportunity for improved gross margins. Our investments in research and development are required in order to enhance and improve our solutions. In the future, we expect to lower the rate of Research and Development (R&D) investment as a percentage of revenue, and we expect to be able to drive more revenue from existing solutions rather than by adding new solutions. The return on our sales and marketing investment is tied to attracting new customers and enhancing our business with existing customers, thereby lowering the overall sales and marketing costs as a percent of revenues. In the third quarter of 2020, headcount declined as we continue to reduce expenses, and we believe managing future headcount and expense growth will be key in improving our gross and operating margins over time.

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

Cost of Revenue

Personnel costs, which consist of salaries, benefits, bonuses and stock-based compensation for employees that operate our network and provide support services to our customers, as well as data center costs, are the most significant components of our cost of revenues. Other costs include third-party contractors, royalties for use of third-party technologies, amortization of intangibles and depreciation of data center equipment. We expect these costs may increase in absolute dollars as we continue to optimize our cloud infrastructure and our support services but should reduce as a percentage of overall revenue.

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

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, sales commissions, marketing activities, and travel associated with sales and marketing. We market and sell our services worldwide through our sales organization and distribution channels. We capitalize sales commissions paid to internal sales personnel and amortize these expenses over an estimated period of benefit that reflects the expected future revenue streams. We reduced sales and marketing expense in 2019 and in the first half of 2020 but anticipate that we may need to increase investment in these areas beyond 2020 as we enhance our sales and marketing teams to support our growth strategy. Our sales personnel are typically not immediately productive, and therefore the increase in expenses we incur when adding personnel is not immediately accompanied by increased revenue and in some cases may not result in increased revenue if these new sales personnel are unsuccessful in becoming productive.

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

RESULTS OF OPERATIONS

The following table sets forth financial data for the three and nine months ended September 30, 2020 and 2019. Percentages may not add due to rounding.

	Three months ended				Nine months ended
	September 30				September 30
	2020	%	2019	%	2020	%	2019	%
	Unaudited		Unaudited		Unaudited		Unaudited

Revenues	$9,114	100%	$9,496	100%	$27,944	100%	$28,862	100%
Cost of revenues	3,792	42%	3,712	39%	11,168	40%	11,501	40%

Gross profit	5,322	58%	5,784	61%	16,776	60%	17,361	60%

Operating expenses:

Research and development, net	4,769	52%	3,516	37%	12,264	44%	11,990	43%
Sales and marketing	2,942	32%	3,027	32%	9,123	33%	10,473	36%
General and administrative	2,302	25%	2,484	26%	6,992	25%	7,317	25%

Total operating expenses	10,013	110%	9,027	95%	28,379	102%	29,777	103%
Operating loss	(4,691)	(51)%	(3,243)	(34)%	(11,603)	(42)%	(12,416)	(43)%
Other income (expense), net	1	0%	(3)	0%	9	0%	262	1%
Financial expense, net	(235)	(3)%	(321)	(3)%	(757)	(3)%	(642)	(2)%

Loss before taxes	(4,925)	(54)%	(3,567)	(38)%	(12,351)	(44)%	(12,796)	(44)%
Tax benefit	33	0%	37	0%	94	0%	117	0%

Net loss	$(4,892)	(54)%	$(3,530)	(37)%	$(12,257)	(44)%	$(12,679)	(44)%

Three and Nine Months Ended September 30, 2020 Compared to the Three and Nine Months Ended September 30, 2019

Revenues. Revenues for the three and nine months ended September 30, 2020 decreased $0.4 million, or 4%, and $0.9 million or 3%, respectively, as compared to the corresponding periods last year. The decrease was primarily driven by renewals of customer contracts at lower values, expiration of a small number of customer contracts in the Threat Intelligence business and the end of life of several legacy Enterprise products during 2020. The third quarter was the first full quarter of sales for the company’s newest Enterprise products, Cyren Inbox Security (launched in April) and Threat InDepth (launched in June). Since product launch, the Company has signed several new customer contracts representing over $0.5 million of annual revenue, but due to the timing and ratable nature of the contracts, there was not a material amount of recognized revenue during the third quarter.

Cost of Revenues. Cost of Revenue for the three and nine months ended September 30, 2020 increased by $0.1 million or 2% and decreased by $0.3 million, or 3% respectively, as compared to the corresponding periods last year.

For the three months ended September 30, 2020, cost of revenues represented 42% of revenue, compared to 39% during the prior year, and accordingly, gross margins for the period were 58% for the three months ended September 30, 2020 compared to 61% for the same period in the prior year. For each of the nine months ended September 30, 2020 and 2019 cost of revenues represented 40% of revenue. Gross margin for each of the nine months ended September 30, 2020 and 2019 periods was 60%.

The increase in Cost of Revenue for the three months ended September 30, 2020 compared to the same period a year ago is driven by a decrease in amortization of capitalized R&D of $0.1 million for products that have been fully amortized and fewer projects that were capitalized overall. Offsetting the decrease, was an increase of $0.2 million related to our continued investment in our global network and data centers as well as depreciation associated with investments in data center assets.

The decrease in Cost of Revenue on a year-to-date basis is driven by a decrease in payroll and related costs of $0.2 million due to lower headcount, a decrease of $0.1 million in the use of outside services and consultants, and a decrease in amortization of capitalized development expenses of $0.6 million. Offsetting the overall decrease, was an increase of $0.6 million related to our continued investment in our global network and associated depreciation.

Operating Expenses. Total operating expenses for the three and nine months ended September 30, 2020 increased by $1.0 or 11% and decreased by $1.4 million, or 5% respectively, as compared to the corresponding periods last year.

Operating expenses for the three months ended September 30, 2020 and 2019 represented 110% and 95% of revenue, respectively. For the nine months ended September 30, 2020, operating expenses represented 102% of revenue, compared to 103% during the prior year. The decrease in operating expenses was primarily due to a decrease in employee headcount, which totaled 226 employees at the end of September 30, 2020, compared to 255 employees at the end of September 30, 2019.

Research and Development, Net. Research and development expenses, net increased $1.3 million, or 36%, and $0.3 million, or 2%, respectively, for the three and nine months ended September 30, 2020, as compared to the corresponding periods last year. R&D expense, net for the three months ended September 30, 2020 represented 52% of revenue, compared to 37% a year ago. For the nine months ended September 30, 2020, R&D expense, net represented 44% of revenue compared to 42% a year ago. R&D headcount was 118 employees as of September 30, 2020 compared to 133 as of September 30, 2019.

The increase in R&D expense was largely driven by capitalization of technology development, which generally reduces R&D expenses by moving development costs onto the balance sheet. R&D capitalization decreased to $0.2 million for the three months ended September 30, 2020 from $1.1 million for the three months ended September 30, 2019 due to the launch of a new product in April 2020 since most of our new product development efforts were concluded in the second quarter with the release of two new products. Also, during the third quarter, the Company had a one-time write-off of $0.7 million of a previously capitalized R&D project expense from prior periods that was terminated in Q3 2020. Offsetting the increase in R&D expense, net, was a reduction in employee headcount leading to lower payroll and related costs of $0.3 million.

Capitalization of technology development, which reduces expenses, decreased to $1.8 million for the nine months ended September 30, 2020 from $2.5 million for the nine months ended September 30, 2019 resulting in a year-over year increase of R&D expense of $0.7 million. This was primarily driven by increased development late in 2019 and early 2020 in advance of the result of new product launches in April 2020 and June 2020 and the reversal of $0.7 million of previously a capitalized R&D project expense that was terminated in the third quarter of 2020. Offsetting the increase in R&D expense, net, was a reduction in employee headcount resulting in lower payroll and related costs of $1.0 million and a decrease in travel-related costs of $0.1 million.

Sales and Marketing. Sales and marketing expenses decreased $0.1 million, or 3%, and $1.4 million, or 13%, respectively, for the three and nine months ended September 30, 2020, as compared to the corresponding periods last year. Sales and marketing expense for each of the three months ended September 30, 2020 and 2019 represented 32% of revenue. For the nine months ended September 30, 2020, sales and marketing expenses represented 33% of revenue compared to 36% a year ago. The decrease in sales and marketing expense was due to a reduction of overall sales and marketing headcount to 41 employees at the end of the third quarter of 2020 compared to 51 at the end of the third quarter 2019, as well as a reduction in overall marketing spend primarily related to travel, advertising and industry trade shows.

General and Administrative. General and administrative (G&A) expenses decreased $0.2 million, or 7% for the three months ended September 30, 2020 and decreased $0.3 million, or 4%, for the nine months ended September 30, 2020, as compared to the corresponding periods last year. G&A expense for the three months ended September 30, 2020 represented 25% of revenue, compared to 26% a year ago. For the nine months ended September 30, 2020 and 2019, G&A expense represented 25% of revenue.

For the three months ended September 30, 2020 compared to the same period a year ago, stock-based compensation expense increased by $0.3 million due to new equity awards. Payroll and other compensation costs increased by $0.1 million. These increases were offset by a decrease in legal fees of $0.2 million, a $0.2 million decrease in the use of outside services and consultants and a $0.1 million decrease in travel-related costs.

For the nine months ended September 30, 2020 compared to the same period a year ago, stock-based compensation expense increased by $0.8 million due to new equity awards. Other compensation costs decreased by $0.1 million primarily due to lower bonus and severance related expenses. Costs associated with the use of outside services and consultants decreased by $0.3 million. Legal expenses decreased by $0.8 million related to the resolution of litigation in December 2019 and travel-related costs decreased by $0.1 million.

Other Income (Expense), Net. Other income, net for the nine months ended September 30, 2020 was $0.9 million, compared to $0.3 million for corresponding periods last year. During the first quarter of 2019, we reached a financial settlement with the former shareholders of eleven related to the legal dispute regarding the amount and timing of the earn-out payments related to the acquisition of eleven (the “eleven settlement”). Since the financial settlement was less than the accrued interest and the unpaid earn-out consideration on the Company’s balance sheet, the difference was reflected as other income during the period. For additional information, please refer to Note 4 of the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

Financial Expense, Net. Financial expenses, net, decreased $0.1 million, or 27% for the three months ended September 30, 2020 and increased $0.1 million or 18% for the nine months ended September 30, 2020, as compared to the corresponding periods last year.

Financial expense, net is primarily made up of interest expenses associated with the Convertible Debentures issued in March 2020 and the Convertible Notes issued in December 2018. For additional information, please refer to Note 5 of the consolidated financial statements included elsewhere in this Quarterly Report. Interest expense, net, associated with the Convertible Notes and Debentures for the three and nine months ended September 30, 2020 was $0.3 million and $0.8 million respectively, compared to $0.1 million and $0.4 million three and nine months ended September 30, 2019.

In addition, during each of the three and nine months ended September 30, 2020 we also recorded income of $0.2 million, resulting from the effect of foreign currency exchange rate fluctuation compared to an expense of $0.2 million and $0.3 million for three and nine months ended September 30, 2019.

Interest capitalized as a part of R&D capitalization also decreased by $0.1 million for each of the three and nine months ended September 30, 2020 compared to the corresponding periods last year.

Effective Corporate Tax Rates

Corporate tax rates and real capital gains tax in Israel were 23% for the three months ended September 30, 2020 and 2019.

Our German subsidiary is subject to German tax at a consolidated rate of approximately 30%.

Other non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

We do not provide deferred tax liabilities when we intend to reinvest the earnings of foreign subsidiaries indefinitely. As of September 30, 2020, there are no undistributed earnings of foreign subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily from our cash and cash equivalents and cash from operations. As of September 30, 2020, and December 31, 2019, we had approximately $12.9 million and $11.6 million of cash and cash equivalents, respectively.

Our future capital requirements will depend on many factors, including, but not limited to our growth, market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform and the expansion of sales and marketing activities. We may be required to seek additional equity or debt financing and in the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Outlook

Over the past several years, the Company has devoted most of its effort to research and development, new product development and increasing revenues through additional investments in sales and marketing. The Company generated a loss of $12.3 million and a positive cash flow of $1.3 million from operating activities in the nine-month period ended September 30, 2020. However, the Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future. The Company’s ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through a combination of existing cash on hand, reducing operating spend, potentially divesting non-core assets and future issuances of equity and/or debt securities. For additional information, please refer to Note 2b of the consolidated financial statements included elsewhere in this Quarterly Report.

The third quarter was the first full quarter of sales for the Company’s newest Enterprise products, Cyren Inbox Security (launched in April 2020) and Threat InDepth (launched in June 2020). The customer response to these offerings has been positive, indicating technological and market fit for the products. The install base of Cyren Inbox Security has exceeded 50,000 subscribed users, and the service is currently analyzing over 15 million emails and remediating thousands of phishing attacks on a weekly basis.

We regularly have discussions with our customers regarding the renewal of their contracts and the renegotiation of the terms of such contracts at the time of renewal. For example, during the first quarter of 2020 we renewed a contract with one of our largest and most long-standing customers from an annual flat fee contract to a variable usage contract at a lower price per unit in return for a two-year extension. During the second and third quarters of 2020 we renewed two of the multi-million-dollar annual contracts with our largest customer to another three-year term extending the relationship until 2024. After the end of the third quarter we signed an additional four-year contract with this largest customer that will increase revenues during the fourth quarter of 2020 and the first quarter of 2021. However, we also received notification that this customer does not intend to renew at full value its largest contract with Cyren beginning in April 2021 which would materially reduce our revenues beginning in the second quarter of 2021. For additional information, please refer to Note 6b of the consolidated financial statements included elsewhere in this Quarterly Report.

Cash Flows from Operating Activities

Cash used in operating activities was $5.4 million for the nine months ended September 30, 2020 as compared to $2.3 million for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, the factors affecting our operating cash flows during the period were our net loss of 12.3 million, adjusted for non-cash items of $1.9 million of stock-based compensation expense, $1.5 million for amortization of our operating lease right-of-use assets, $3.9 million for depreciation and amortization of our property, equipment and intangible assets, and $1.2 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were an increase of $1.0 in deferred revenue offset by a $1.5 million decrease in operating lease liabilities and a $0.9 million decrease in capitalization of deferred commissions.

For the nine months ended September 30, 2019, the factors affecting our operating cash flows during the period were our net loss of $12.7 million, adjusted for non-cash items of $1.0 million of stock-based compensation expense, $1.0 million for amortization of our operating lease right-of-use assets, $4.2 million for depreciation and amortization of our property, equipment and intangible assets, and $0.9 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $6.0 million increase in deferred revenue due to a 36-month upfront customer payment, $0.1 million in accounts receivable and $1.1 million in the capitalization of deferred commissions, partially offset by a $1.1 million decrease in operating lease liabilities, a $0.6 million decrease in prepaid expenses and other receivables, and a decrease in trade payables of $0.3 million.

Cash Flows from Investing Activities

Cash used in investing activities was $2.6 million for the nine months ended September 30, 2020 as compared to $3.7 million for the nine months ended September 30, 2019. The decrease of $1.1 million was primarily due to a decrease capitalization of technology of $1.4 million compared to the same period a year ago driven by lower capitalization of $0.7 million due to the release of a new product in the second quarter of 2020 which and the write-off capitalized costs in Q3 2020 due to a terminated project of approximately $0.7 million. Purchases of property and equipment increased by approximately $0.3 million primarily due to additional servers added or upgraded in our data centers.

Cash Flows from Financing Activities

Cash provided by financing activities was $9.4 million for the nine months ended September 30, 2020 as compared cash used in financing activities of $1.9 million for the nine months ended September 30, 2019. The change of $11.3 million was primarily attributable to the Convertible Debentures issued in March 2020 with gross proceeds of $10.2 million, offset by the payment of debt issuance costs of $0.8 million. This was offset by a payment of $2.7 million in conjunction with the eleven settlement which occurred in the first quarter of 2019. The eleven settlement was also offset by an increase in 2019 of $0.7 million generated from the exercise of stock options in the period.

Working Capital

As of September 30, 2020, we had positive working capital of $0.4 million and as of September 30, 2019, we had negative working capital of $1.8 million. The increase in working capital during the nine months ended September 30, 2020 as compared to the prior year was primarily due to the issuance of the Convertible Debentures in March 2020 (the “Convertible Debentures”) offset by a significant upfront customer payment in the first quarter of 2019 for a multi-year agreement of which did not occur in the first quarter of 2020.

Financings

On December 5, 2018, the Company issued $10.0 million aggregate principal amount of convertible notes in a private placement to affiliates of an existing minority institutional shareholder (the “Convertible Notes”). The Convertible Notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The Convertible Notes have a 3-year term and mature in December 2021, unless converted in accordance with their terms prior to maturity. The Convertible Notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted-average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding.

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

On July 6, 2020, one of the debenture holders converted $0.20 million of principal. The outstanding principal balance of the Convertible Debentures as of September 30, 2020 was $10.04 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2. Significant Accounting Policies to our consolidated financial statements included in the Company’s 2019 Annual Report. There have been no significant changes to these policies for the three months ended September 30, 2020, except as described in Note 2. Significant Accounting Policies to our condensed consolidated financial statements are included elsewhere in this Quarterly Report. The critical accounting policies requiring estimates, assumptions, and judgements that we believe have the most significant impact on our consolidated financial statements are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. We urge you to consider that statements which use the terms “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate”, “will” and similar expressions are intended to identify forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements regarding:

●	our expectations regarding declines in revenue as a result of certain contract non-renewals;

●	our expectations that our utilization of our cloud infrastructure will increase and provide an opportunity for improved gross margins;

●	our expectations regarding our existing contracts and our partnership with Microsoft;

●	our expectations regarding our future profitability and revenue growth;

●	our expectations that R&D expenses, may decreases as we release new products during 2020 and that G&A expenses will continue to grow in absolute dollars as we continue our operational growth;

●	our beliefs regarding the importance of R&D;

●	our expectation to lower the rate of R&D investment as a percentage of revenue in the future and to drive more revenue from existing solutions rather than by adding new solutions;

●	our expectations regarding reducing the historical rate of headcount growth and its resulting impact on our gross and operating margins over time;

●	our expectations regarding our business strategies;

●	our expectations regarding the growth of our enterprise business and its expected impact on our business, including its contribution to our cash flow and return on investment;

●	our expectations regarding our capital expenditures for 2020;

●	our belief regarding the adequacy of our existing capital resources and other future measures to satisfy our expected liquidity requirements;

●	our expectations regarding trends in the market for internet security and technology industry; and

●	our expectations regarding existing and new threats, key challenges and opportunities in our industry and their impact on our business, including the impact of innovations in the technology industry.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to continue as a going concern;

●	our ability to obtain financing, if and when needed, upon terms favorable to us;

●	our ability to execute our business strategies, including our sales and business development plan;

●	our ability to timely and successfully enhance and improve our existing solutions and introduce our new solutions;

●	the commercial success of such enhancements and new solutions;

●	lack of demand for our solutions, including as a result of actual or perceived decreases in levels of advanced cyber attacks;

●	our ability to manage our cost structure, avoid unanticipated liabilities and achieve profitability;

●	our ability to grow our revenues, including the ability of existing solutions to drive sufficient revenue;

●	our ability to attract new customers and increase revenue from existing customers;

●	market acceptance of our existing and new product offerings;

●	the success of our partnership with Microsoft, including our ability to successfully integrate our web security technology into its platform;

●	our ability to adapt to changing technological requirements and shifting preferences of our customers and their users;

●	the impact of the COVID-19 outbreak and related economic recovery;

●	our continued listing on Nasdaq;

●	our ability to successfully shift the focus of our product development and sales efforts to new products, while de-emphasizing our CWS offerings;

●	loss of any of our large customers;

●	the failure of one or more of our large customers to renew material contracts;

●	adverse conditions in the national and global financial markets;

●	the impact of currency fluctuations;

●	political and other conditions in Israel that may limit our some of our Israel-based R&D activities;

●	increased competition or our ability to anticipate or effectively react to competitive challenges;

●	the ability of our brand development strategies to enhance our brand recognition;

●	our ability to retain key personnel;

●	performance of our OEM partners, service providers and resellers;

●	our ability to successfully estimate the impact of regulatory and litigation matters;

●	our ability to comply with applicable laws and regulations and the impact of changes in applicable laws and regulations, including tax legislation or policies;

●	economic, regulatory and political risks associated with our international operations;

●	the impact of cyber attacks or a security breach of our systems;

●	our ability to protect our brand name and intellectual property rights;

●	the impact of our controlling shareholder’s decisions, which may differ with respect to our strategic direction; and

●	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. Please refer to Part II. Item 1A. Risk Factors of this quarterly report and Part I. Item 1A. Risk Factors, of our 2019 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and liquidity.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to update or revise any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof.

Impact from the COVID-19 Outbreak

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic” which is now known as COVID-19. The outbreak has impacted thousands of individuals worldwide. In response, many countries have implemented measures to combat the outbreak which have impacted global business operations.

As of the date of issuance of this filing, the Covid-19 pandemic has had some impact on the Company’s business, including its ability to acquire new customers and delays or cancellation of expected contracts, including renewal contracts. These consequences have impacted the company’s cash flows and net loss and are likely to continue to have an impact in future periods. The true extent of the impact of the Covid-19 pandemic on our business, financial condition and results from operations will depend on future developments which are currently unknown, highly uncertain and unpredictable.

No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of year-end; however, due to significant uncertainty surrounding the situation, management’s judgment regarding this could change in the future.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2020. Based on such evaluation, such officers have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Securities and Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 1A. RISK FACTORS

We may not be able to continue as a going concern.

As of September 30, 2020, we had an accumulated deficit of $243.6 million, cash and cash equivalents of $12.9 million, current liabilities of $17.1 million and generated a loss of $12.3 million. We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. As of September 30, 2020, our cash and cash equivalents balance is not sufficient to fund our planned operations for at least a year beyond the date of the financial statements included in this report. These factors raise doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. The ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Despite our ability to secure capital in the past, we cannot assure you that we will be able to obtain additional debt or equity financing on favorable terms, if at all. Furthermore, if we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions.

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

CYREN LTD.

November 16, 2020	/s/ Brett Jackson
Brett Jackson Chief Executive Officer
(Duly Authorized Officer)

November 16, 2020	/s/ J. Michael Myshrall
J. Michael Myshrall Chief Financial Officer
(Principal Financial Officer)