Form 10-Q
period 2021-03-31
CYREN Ltd.
filed 2021-05-17
CIK 1084577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 75,406,804 ordinary shares as of April 30, 2021.

i

CYREN LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

($USD in thousands, except share and per share amounts)

(Unaudited)

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,455	$9,296
Trade receivables (net of allowances of $67 and $201, respectively)	721	960
Deferred commissions	953	980
Prepaid expenses and other receivables	820	779

Total current assets	18,949	12,015

LONG-TERM ASSETS:
Long-term deferred commissions	1,036	1,125
Long-term lease deposits and prepaids	861	937
Operating lease right-of-use assets	10,275	10,900
Severance pay fund	767	745
Property and equipment, net	3,360	3,948
Intangible assets, net	7,153	7,797
Goodwill	20,860	21,476

Total long-term assets	44,312	46,928

Total assets	$63,261	$58,943

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$882	$799
Convertible notes (related party)	10,000	10,000
Employees and payroll accruals	3,811	3,813
Accrued expenses and other liabilities ($175 and $37 attributable to related parties, respectively)	1,236	1,420
Operating lease liabilities	1,863	1,983
Deferred revenues	4,106	6,934

Total current liabilities	21,898	24,949

LONG-TERM LIABILITIES:
Deferred revenues	583	644
Convertible Debentures ($235 and $234 attributable to related parties, respectively)	8,456	9,248
Long-term operating lease liabilities	9,107	9,866
Deferred tax liability	513	655
Accrued severance pay	839	838
Other liabilities	521	706

Total long-term liabilities	20,019	21,957

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares nominal value ILS 0.15 par value -
Authorized: 110,000,000 shares as of March 31, 2021 (Unaudited) and December 31, 2020; Issued and Outstanding: 75,406,804 and 61,271,910 shares as of March 31, 2021 (Unaudited) and December 31, 2020, respectively	2,644	2,392
Additional paid-in capital	272,873	258,962
Accumulated other comprehensive loss	(1,384)	(725)
Accumulated deficit	(252,789)	(248,592)

Total shareholders’ equity	21,344	12,037

Total liabilities and shareholders’ equity	$63,261	$58,943

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2021	2020
	Unaudited

Revenues	$8,757	$9,649
Cost of revenues	3,795	3,598

Gross profit	4,962	6,051

Operating expenses:

Research and development, net	4,250	3,344
Sales and marketing	2,638	3,036
General and administrative	2,160	2,214

Total operating expenses	9,048	8,594

Operating loss	(4,086)	(2,543)

Other income (expense), net	(18)	6
Financial expenses, net ($140 and $139 interest expense attributable to related parties, respectively)	(214)	(231)

Loss before taxes on income	(4,318)	(2,768)
Tax benefit	121	17

Net loss	$(4,197)	$(2,751)

Basic and diluted net loss per share	$(0.06)	$(0.05)

Weighted-average number of shares used in computing basic net loss per share	68,469	59,684

Weighted-average numbers of shares used in computing diluted net loss per share	68,469	59,684

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2021	2020
	Unaudited

Net loss	$(4,197)	$(2,751)

Other comprehensive loss:

Foreign currency translation adjustments	(659)	(288)

Comprehensive loss	$(4,856)	$(3,039)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($USD in thousands, except share amounts)
(Unaudited)

	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2019	59,372,173	$2,309	$255,741	$(2,010)	$(231,329)	$24,711
Restricted stock units vested	593,632	26	(26)	-	-	-
Stock-based compensation related to employees, directors and consultants	-	-	645	-	-	645
Other comprehensive loss	-	-	-	(288)	-	(288)
Net loss	-	-	-	-	(2,751)	(2,751)
Balance as of March 31, 2020 (Unaudited)	59,965,805	$2,335	$256,360	$(2,298)	$(234,080)	$22,317

	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2020	61,271,910	$2,392	$258,962	$(725)	$(248,592)	$12,037
Stock issuance for financing, net of costs	12,000,000	556	12,032	-	-	12,588
Restricted stock units vested	642,000	30	(30)	-	-	-
Placement agent warrants	-	(402)	402	-	-	-
Payment of interest in shares	291,422	13	246	-	-	259
Stock-based compensation related to employees, directors and consultants	-	-	457	-	-	457
Issuance of shares upon early conversion of a Convertible Debentures	1,201,472	55	804	-	-	859
Other comprehensive loss	-	-	-	(659)	-	(659)
Net loss	-	-	-	-	(4,197)	(4,197)
Balance as of March 31, 2021 (Unaudited)	75,406,804	$2,644	$272,873	$(1,384)	$(252,789)	$21,344

(*)	Relates to foreign currency translation adjustments.

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($USD in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2021	2020
	Unaudited
Cash flows from operating activities:

Net loss	$(4,197)	$(2,751)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on disposal of property and equipment	18	(13)
Depreciation	563	618
Stock-based compensation	457	645
Amortization of intangible assets	742	560
Amortization of deferred commissions	325	350
Non-cash operating lease expense	466	389
Interest on convertible notes	142	141
Interest and amortization of debt issuance costs on Convertible Debentures	176	24
Deferred taxes, net	(124)	(64)

Changes in assets and liabilities:

Trade receivables	211	(652)
Prepaid expenses and other receivables	2	(326)
Deferred commissions	(208)	(388)
Change in long-term lease deposits	2	(114)
Trade payables	62	45
Employees and payroll accruals, accrued expenses and other liabilities	(176)	(491)
Deferred revenues	(2,774)	(2,073)
Accrued severance pay, net	(21)	(23)
Operating lease liabilities	(731)	(420)
Other long-term liabilities	(186)	153

Net cash used in operating activities	(5,251)	(4,390)

Cash flows from investing activities:

Proceeds from sale of property and equipment	2	2
Capitalization of technology	(152)	(1,001)
Purchase of property and equipment	(18)	(558)

Net cash used in investing activities	(168)	(1,557)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2021	2020
	Unaudited
Cash flows from financing activities:

Proceeds from Convertible Debentures, net of debt issuance costs	-	9,442
Proceeds from stock issuance, net of costs	12,588	-

Net cash provided by (used in) financing activities	12,588	9,442

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	(6)

Increase (Decrease) in cash, cash equivalents and restricted cash	7,139	3,489
Cash, cash equivalents and restricted cash at the beginning of the period	9,914	12,127

Cash, cash equivalents and restricted cash at the end of the period	$17,053	$15,616

Supplemental disclosure of non-cash transactions:

Purchase of property and equipment by credit	$(22)	$(823)

Operating lease right-of-use asset exchanged for lease obligations	$-	$3,537

Issuance of shares on early conversion of Convertible Debentures	$859	$-

Issuance of shares for payment of interest on Convertible Debentures	$259	-

Net change in accrued payroll expenses related to capitalization of technology	$(10)	$(243)

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flow:

Cash and cash equivalents	$16,455	$15,061
Restricted cash included in long-term restricted lease deposits	598	555

Total cash, cash equivalents and restricted cash	$17,053	$15,616

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 1:	GENERAL

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

The Company is engaged in developing and marketing cyber security solutions to identify and protect threats in email, files and from the web. The Company sells its cloud-based solutions worldwide, in both embedded and Software-as-a-Service models, to Original Equipment Manufacturers (“OEMs”), service providers and enterprises. The Company operates in one reportable segment, which constitutes its reporting unit.

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES

a.	Interim Financial Statements

The accompanying consolidated balance sheet as of March 31, 2021, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, as well as the statement of changes in shareholders’ equity for the three months ended March 31, 2021, are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2021, as well as its results of operations and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for other interim periods or for future years.

b.

Over the past several years, the Company has devoted substantially most of its effort to research and product development, and increasing revenues through additional investments in sales & marketing. The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future. At March 31, 2021, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the date of the filing date of the condensed consolidated financial statements. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months through a combination of actions that may include existing cash on hand, reducing operating spend, divesting non-core assets and future issuances of equity and/or debt securities. On February 11, 2021, the Company entered into securities purchase agreements with several institutional investors for the purchase and sale, in a registered direct offering, of 12,000,000 of the Company’s ordinary shares at a purchase price of $1.15 per share for net proceeds of $12,588.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The condensed consolidated financial statements for the three months ended March 31, 2021 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

c.	Significant accounting policies

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021.

Other than the change described below, there have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that have had a material impact on the unaudited interim consolidated financial statements and related notes.

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

The consolidated financial statements as of March 31, 2021 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

f.	Recently issued and adopted pronouncements:

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company adopted this new guidance in the first quarter of fiscal 2021. The adoption of ASU 2019-12 did not have a material impact on the condensed consolidated financial statements.

g.	New accounting pronouncements not yet adopted:

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

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 3:	LEASES (Cont.)

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

The Company has various operating leases for office space and vehicles that expire through 2030. Below is a summary of our operating right-of-use assets and operating lease liabilities as of March 31, 2021:

Operating lease right-of-use assets	$10,275

Operating lease liabilities, current	$1,863
Operating lease liabilities long-term	9,107

Total operating lease liabilities	$10,970

The short-term lease liabilities are included within accrued expenses and other short-term liabilities in the condensed consolidated balance sheet.

Minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2021, are as follows:

Year ended December 31,
2021	$1,792
2022	1,817
2023	1,615
2024	1,628
2025	1,641
Thereafter	4,478

Total undiscounted lease payments	$12,971

Less: Interest	2,001

Present value of lease liabilities	10,970

Premises rent expense was $737 and $654 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company subleases two real estate properties. Sublease receipts were $172 and $71 for the three months ended March 31, 2021 and 2020, respectively.

The Company has elected the practical expedient to not separate lease components from non-lease components.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 3:	LEASES (Cont.)

The weighted-average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2021:

Remaining lease term and discount rate:

Weighted-average remaining lease term (years)	7.0

Weighted-average discount rate	4.37%

NOTE 4:	COMMITMENTS AND CONTINGENCIES

a.	Cyren Ltd., which was incorporated in Israel, partially financed its research and development expenditures under programs sponsored by the Israel Innovation Authority (“IIA”) for the support of certain research and development activities conducted in Israel.

In connection with specific research and development, the Company received $3,699 of participation payments from the IIA through March 31, 2021. In return for the IIA’s participation in this program, the Company is committed to pay royalties at a rate of 3% of the program’s developed product sales, up to 100% of the amount of grants received plus interest at annual LIBOR rate. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties paid or accrued, totaled $2,656 and $2,714 as of March 31, 2021 and December 31, 2020 respectively. For the quarters ended March 31, 2021 and 2020, $22 and $69, respectively, were recorded as cost of revenues with respect to royalties due to the IIA.

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

In September 2018 and January 2019, the same vendor filed a lawsuit against two of the Company’s customers in the United States. The vendor alleged that the clients misappropriated the vendor’s trade secrets and sought injunctive relief and monetary damages in an amount to be determined. Both customers contended that the allegations related to the services they receive from the Company, and the Company agreed to indemnify both clients against these claims. On September 30, 2019, the court dismissed one of the lawsuits in its entirety for lack of personal jurisdiction and, in the second lawsuit, dismissed part of the claims with prejudice but granted the vendor the right to amend its other claims. On October 31, 2019, the vendor filed an amended complaint. In December 2019, the Company reached a settlement with the vendor and the Company agreed to pay $750; $375 in December 2019 and the remaining portion in January 2020. As of March 31, 2021, the Company has paid all amounts due under this settlement.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:	ShareHOLDERS’ EQUITY

a.	General:

Ordinary shares confer upon their holders the right to receive notice to participate and vote in general shareholder meetings of the Company and to receive dividends, if declared.

b.	Issuance of convertible notes:

On December 5, 2018 the Company issued $10,000 aggregate principal amount of convertible notes in a private offering. The notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes have a 3-year term and are expected to mature in December 2021, unless converted in accordance with their terms prior to maturity. The notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted-average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. On November 7, 2019 Cyren announced the closing of a rights offering that raised gross proceeds of $8,019. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.73. In addition, the notes would be subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price). The Company incurred interest expense of $142 and $141 for the quarters ended March 31, 2021, and 2020, respectively. The Company has accrued interest of $174 as of March 31, 2021.

The principal balance of the convertible notes as of March 31, 2021 was $10.0 million.

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

In March 2021, the Company paid semi-annual interest payments totaling, $259, which was paid through the issuance of 291,422 shares.

For the quarter ended March 31, 2021, two debenture holders converted $909 of principal plus interest of their debentures, which was a portion of their holding. The principal and interest were paid through the issuance of 1,201,472 shares.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:	SHAREHOLDERS’ EQUITY (Cont.)

The Company incurred interest expense of $176 for the quarter ended March 31, 2021, $49 of which is related to the amortization of debt issuance costs.

The Company has accrued interest of $16 as of March 31, 2021

The principal balance of the Convertible Debentures as of March 31, 2021 was $9.0 million. As of March 31, 2021, the total estimated fair value of the Convertible Debentures was approximately $7.3 million. The fair value was determined based on the closing trading price of $0.81 per share multiplied by the Convertible Debentures principal balance as of the last day of trading for the period The fair value of the Convertible Debentures is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Convertible Debentures in an over-the-counter market.

d.	Equity Incentive Plan:

On December 22, 2016, the Company’s shareholders approved a new equity plan - the 2016 Equity Incentive Plan (the “Equity Incentive Plan”). This plan, along with its respective Israeli appendix, replaced all then-existing employee and consultants’ stock option plans.

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

As of March 31, 2021, an aggregate of 6,191,972 ordinary shares of the Company are still available for future grant under the Equity Incentive Plan.

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

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:	SHAREHOLDERS’ EQUITY (Cont.)

On July 30, 2019 the shareholders of the Company approved an increase in the number of Ordinary Shares reserved for issuance under the Non-Employee Director Plan and its respective Israeli Appendix to a total of 1,150,000 Ordinary Shares.

As of March 31, 2021, an aggregate of 830,550 ordinary shares of the Company are still available for future grant to non-employee directors.

f.	A summary of the Company’s employees and directors’ stock option activity under the plans is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at December 31, 2020	6,205,860	$2.09	3.18	$-

Granted	56,500	1.03
Exercised	-	-
Expired and forfeited	(1,075,527)	2.49

Outstanding at March 31, 2021	5,186,833	$2.00	3.26	$-

Options vested and expected to vest at March 31, 2021	5,062,104	$2.00	3.23	$-

Exercisable options at March 31, 2021	3,522,824	$2.03	2.79	$-

Weighted-average fair value of options granted during the quarter		$0.53

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s ordinary shares as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

The total intrinsic value of options exercised during the quarters ended March 31, 2021 and 2020 was $0, and $0, respectively.

The weighted-average grant date fair value of options granted to employees and directors during the quarters ended March 31, 2021, and 2020, was $0.53 and $0.48, respectively.

As of March 31, 2021, the Company had $1,347 of unrecognized compensation expense related to non-vested stock options granted to employees and directors, expected to be recognized over a remaining weighted-average period of 2.00 years.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:	SHAREHOLDERS’ EQUITY (Cont.)

g.	The employee and directors’ options outstanding as of March 31, 2021, have been separated into ranges of exercise prices, as follows:

Outstanding				Exercisable
Exercise		Weighted- average remaining contractual	Weighted- average exercise		Weighted- average exercise
price per	Options	life in	price per	Options	price per
share	outstanding	years	share	exercisable	share

$0.85 - $1.64	1,502,373	3.49	$1.55	815,295	$1.53
$1.70 - $2.00	1,319,846	2.47	$1.88	1,187,900	$1.90
$2.05 - $2.14	1,167,316	3.94	$2.09	575,836	$2.09
$2.30 - $2.75	738,600	3.01	$2.39	550,927	$2.38
$2.90 - $3.20	458,698	3.41	$2.92	392,866	$2.92

	5,186,833	3.26	$2.00	3,522,824	$2.03

h.	Options to non-employees and non-directors:

Issuance date	Options outstanding	Exercise price per share	Options exercisable	Exercisable through

February 10, 2016	40,000	$1.44	40,000	Feb-22
January 24, 2017	25,000	$2.00	25,000	Jan-23

	65,000		65,000

The options vest and become exercisable at a rate of 1/16 of the options every three months.

As of March 31, 2021, the Company did not have any unrecognized compensation expense related to non-employee non-vested stock options.

i.	A summary of the Company’s RSUs activity for employees, directors and non-employees under the plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Awarded and unvested at December 31, 2020	2,183,500	$1.50

Granted	3,719,500	0.91
Vested	(642,000)	1.40
Forfeited	(17,500)	2.30

Awarded and unvested at March 31, 2021	5,243,500	$1.09

As of March 31, 2021, the Company had approximately $5,433 of unrecognized compensation expense related to RSUs, expected to be recognized over a weighted-average period of 3.05 years.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:	SHAREHOLDERS’ EQUITY (Cont.)

j.	The total stock-based compensation expense related to all of the Company’s equity-based awards, recognized for the three-month periods ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
	2021	2020
	Unaudited

Cost of revenues	$21	$44
Research and development	53	95
Sales and marketing	49	96
General and administrative	335	410

	$458	$645

NOTE 6:	SEGMENT AND GEOGRAPHIC INFORMATION

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of professional services, maintenance and technical support (see note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

a.	The following sets forth total revenue by solutions offered by geographic area based on the billing address of the customer:

	Three Months Ended March 31,
	2021	2020
	Unaudited

United States	$3,966	$4,434
Germany	2,125	2,097
Europe-Other	1,081	1,112
Asia Pacific	623	668
Israel	844	1,245
Other	118	93

	$8,757	$9,649

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 6:	SEGMENT AND GEOGRAPHIC INFORMATION (Cont.)

b.	Major customers:

During the quarter ended March 31, 2021 and 2020, 23% and 22% of the Company’s revenues were derived from customer A. During the quarter ended March 31, 2021, no other customer accounted for more than 10% of total revenue.

c.	Remaining performance obligations:

As of March 31, 2021, approximately $38,440 of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancellable contracts. The Company expects to recognize revenue on approximately 55% of these remaining performance obligations during the remainder of 2021, approximately 32% in 2022, with the remainder recognized thereafter.

d.	Revenue generated by Customer Type:

	March 31,	March 31,
	2021	2020
	Unaudited	Unaudited

OEM/Embedded Security (*)	$7,069	$7,906
Enterprise/SMB (**)	1,688	1,743

	$8,757	$9,649

(*)	This market represents customers who embed Cyren Threat Detection Services and Threat Intelligence Feeds into their infrastructure and/or products to protect their customers and users.
(**)	In this market, Cyren provides enterprise and SMB customers email security products and threat intelligence to help protect their employees, data and IP.

e.	The following sets forth the Company’s long-lived tangible assets by geographic area:

	March 31,	December 31,
	2021	2020
	Unaudited

Israel	$6,202	$6,490
United States	1,607	1,964
Germany	4,736	5,247
Other	1,090	1,147

	$13,635	$14,848

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 7:	FINANCIAL EXPENSE, NET

	March 31,	March 31
	2021	2020
	Unaudited	Unaudited
Income:
Interest on cash and cash equivalents	$-	$-
Expenses:
Interest and accretion of discount	(319)	(163)
Foreign currency exchange differences, net	121	(52)
Other	(16)	(16)

	$(214)	$(231)

NOTE 8:	RELATED PARTIES

a.	Balances with related parties:

	March 31,	December 31,
	2021	2020
	Unaudited

Interest expense accrual – Convertible Notes (*)	$174	$32
Interest expense accrual – Convertible Debentures (*)	-	4
Short-term Convertible Notes (**)	10,000	10,000
Long-term Convertible Debentures (***)	235	234

(*)	Related to the semi-annual interest payable due in June and December related to the Convertible Note entered into December 5, 2018 and the semi-annual interest payable due in March and September related to the Convertible Debentures entered into March 19, 2020. See notes 5b. and 5c., respectively for further details.
(**)	Related to the Convertible Note entered into December 5, 2018. See note 5b. for further details.
(***)	Related to the Convertible Debentures entered into March 19, 2020. See note 5c. for further details.

b.	Transactions with related parties:

	March 31,	March 31,
	2021	2020
	Unaudited	Unaudited

Interest expense on Convertible Notes (*)	$142	$141

Interest expense on Convertible Debentures (**)	$5	$-

(*)	Related to the semi-annual interest payable due in June and December related to the Convertible Note entered into December 5, 2018. See note 5b. for further details.
(**)	Related to the semi-annual interest payable due in March and September related to the Convertible Debentures entered into March 19, 2020. See note 5c. for further details.

NOTE 9:	SUBSEQUENT EVENT

On April 8, 2021, the Company received written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market informing that because the closing bid price of the ordinary shares listed on the Nasdaq Capital Market was below $1.00 per share for 30 consecutive business days prior to the date of the Notice the Company currently do not meet the minimum closing bid requirement for continued listing on the Nasdaq Capital Market set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules. The Company has until October 5, 2021 to regain compliance. If the Company does not regain compliance by October 5, 2021, the Company may be eligible for a second 180 day compliance period, provided that, on such date, the Company meets the continued listing requirement for market value of publicly held shares and all other applicable initial listing requirements for the Nasdaq Capital Market (other than the minimum closing bid price requirement) and the Company provides written notice to Nasdaq of its intention to cure the deficiency and plans for curing the deficiency during the second compliance period.

- - - - - - - - - - - - -

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion and analysis includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors in our most recent Annual Report on Form 10-K (the “2020 Annual Report”). Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” below.

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

Cyren’s cloud security products and services fall into three categories:

●	Cyren Threat Detection Services – these services detect a variety of threats in email, files, and from the web, and are embedded into products from the world’s leading technology and security vendors. Cyren Threat Detection Services include our Email Security Detection Engine, Malware Detection Engine, Web Security Engine, and Threat Analysis Service.

●	Cyren Threat Intelligence Data – Cyren’s Threat Intelligence Data provide valuable threat intelligence data that can be used by enterprise or OEM customers to support threat detection, threat hunting and incident response. Cyren’s Threat Intelligence Data offerings include IP Reputation Intelligence, Phishing Intelligence, Malware Intelligence and Zombie Intelligence.

●	Cyren Enterprise Email Security Products – these include cloud-based solutions designed for enterprise customers and are sold either directly or through channel partners. Cyren Enterprise Email Security products include Cyren Email Security, a cloud-based secure email gateway and Cyren Inbox Security, an anti-phishing product for Microsoft 365.

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

Cloud and Mobility

Businesses are going through a massive change in their IT strategies as they look to drive more business value, agility, and better customer experiences, while cloud and mobility are becoming increasingly important, as evidenced by the following trends:

●	Business internet traffic continues to increase every year;

●	Data and applications are increasingly moving to the cloud;

●	More and more users are working remotely;

●	Buyers continue to move away from traditional on-premise solutions;

●	Mature and legacy on-premise deployments are reaching end of life and are increasingly being replaced by cloud and SaaS alternatives;

●	IT security staffing shortages;

●	Increasingly fast, sophisticated, expensive and high-profile attacks target organizations of all sizes;

●	Compliance and regulatory mandates;

●	Heightened cybercrime activity among commercial enterprises and nation-states;

●	Automation is increasingly considered critical to accelerating detection and protection; and

●	The need to simplify operations through vendor consolidation.

These are some of the reasons why we believe Cyren’s vision for 100% cloud security is compelling to IT security teams looking to protect their businesses in today’s cloud-centric mobile-first world.

Investments in Research and Development and Sales and Marketing

Our cost of revenues, research and development expenses, and sales and marketing expenses are all significant contributing factors to our operating losses. Over time, we expect that our utilization of our cloud infrastructure will increase and provide the opportunity for improved gross margins. Our investments in research and development are required in order to enhance and improve our solutions. In the future, we expect to lower the rate of R&D investment as a percentage of revenue. The return on our sales and marketing investment is tied to attracting new customers and enhancing our business with existing customers, thereby lowering the overall sales and marketing costs as a percent of revenues. During 2020 we reduced our overall headcount in order to reduce expenses, and we believe managing future headcount and expense growth will be key in improving our gross and operating margins over time. In the first quarter of 2021, headcount declined as we continue to reduce expenses, and we believe managing future headcount and expense growth will be key in improving our gross and operating margins over time.

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

Research and Development. Research and development expenses consist primarily of personnel costs and outsourced engineering services. We believe these investments are crucial for our ability to continue to enhance the functionality of our services, as well as to develop and introduce new services to the market. We expect research and development expenses will increase as we enhance newly released products in 2020. Development costs related to internal use technology that supports our security services are capitalized on the balance sheet, while other development costs are expensed as they are incurred.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, sales commissions, marketing activities, and travel associated with sales and marketing. We market and sell our services worldwide through our sales organization and distribution channels. We capitalize sales commissions paid to internal sales personnel and amortize these expenses over an estimated period of benefit that reflects the expected future revenue streams. We reduced sales and marketing expenses in 2020 but anticipate that we may need to increase investment in these areas related to new products launched in 2020 and enhance our sales and marketing efforts to support our further growth. sales personnel are typically not immediately productive, and therefore the increase in expenses we incur when adding personnel is not immediately accompanied by increased revenue and in some cases may not result in increased revenue if these new sales personnel are unsuccessful in becoming productive.

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

Financial Expenses, net

Financial expenses, net consist mainly of foreign exchange gains and losses, interest expense on our outstanding debt and interest income earned on our cash and cash equivalents. In 2020 and 2021, these expenses also included income related to the accounting for a multi-year arrangement where a customer paid upfront the full contract value. This has been deemed a significant financing component under ASC 606.

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

RESULTS OF OPERATIONS

The following table sets forth financial data for the three months ended March 31, 2021 and 2020. Percentages may not add due to rounding.

	Three months ended March 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$8,757	100%	$9,649	100%
Cost of revenues	3,795	43	3,598	37
Gross profit	4,962	57	6,051	63
Operating expenses:
Research and development, net	4,250	49	3,344	35
Sales and marketing	2,638	30	3,036	31
General and administrative	2,160	25	2,214	23
Total operating expenses	9,048	103	8,594	89
Operating loss	(4,086)	(47)	(2,543)	(26)
Other income (loss), net	(18)	-	6	-
Financial expenses, net	(214)	(2)	(231)	(2)
Loss before taxes on income	(4,318)	(49)	(2,768)	(29)
Tax benefit	121	1	17	-
Net loss	$(4,197)	(48)%	$(2,751)	(29)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues. Revenues decreased by $0.8 million, or 8%, from $9.6 million for the three months ended March 31, 2020 to $8.8 million for the three months ended March 31, 2021. The decrease was driven by renewals of customer contracts at lower values and the end of life of several legacy Enterprise products during 2020. In the second half of 2020, the Company released the newest Enterprise products, Cyren Inbox Security (launched April 2020) and Threat InDepth (launched in June 2020). Since the product launch, the Company has signed several new customer contracts representing over $1.1 million in revenue, but due to the timing and ratable nature of the contracts, there was not a material amount recognized in Q1 2021.

Cost of Revenues. Cost of revenues increased by $0.2 million, or 5%, from $3.6 million for the three months ended March 31, 2020 to $3.8 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, cost of revenues represented 43% of revenue, compared to 37% during the prior year, and accordingly, gross margins for the period were 57% for the three months ended March 31, 2021 compared to 63% for the same period in the prior year. The increase in cost of revenue is primarily a result of higher amortization of $0.2 million for the three months ended March 31, 2021 related capitalized R&D projects that were finalized in 2020 and an increase of $0.1 million in payroll and related expenses for the three months ended March 31, 2021 primarily due to lower bonus expense for the three months ended March 31, 2020. Data center costs for the three months ended March 31, 2021 decreased by $0.1 million due to a reduction in data centers used and lower bandwidth and hosting costs.

Operating Expenses. Overall operating expenses increased by $0.4 million, 4%, from $8.6 million for the three months ended March 31, 2020 to $9.0 million for the three months ended March 31, 2021. Operating expenses for the quarter totaled 103% of quarterly revenue, compared to 89% of quarterly revenue a year ago. The increase in operating expenses was primarily due to a decrease in capitalized R&D, which reduces expenses, for the three months ended March 31, 2021, offset by a decrease in operating employee headcount, which totaled 176 employees at the end of March 31, 2021, compared to 205 employees at the end of March 31, 2020.

Research and Development, Net. R&D expense increased by $1.0 million, or 30%, from $3.3 million for the three months ended March 31, 2020 to $4.3 million for the three months ended March 31, 2021. R&D expense for the quarter represented 49% of revenue, compared to 35% a year ago. Payroll and related expenses decreased by approximately $0.1 million primarily driven by lower headcount and offset by annual compensation increases. R&D headcount decreased to 111 as of March 31, 2021 compared to 128 as of March 31, 2020. Capitalization of technology development, which reduces expenses, decreased from $1.2 million for the three months ended March 31, 2020 to $0.2 million for the three months ended March 31, 2021, which as a result, increased expense by $1.0 million. Overall, the change in capitalization of technology development was driven by higher capitalization in early 2020 in advance of a new product launch in April 2020.

Sales and Marketing. Sales and marketing expenses decreased by $0.4 million, or 13%, from $3.0 million for the three months ended March 31, 2020, to $2.6 million for the three months ended March 31, 2021. Sales and marketing expenses for the quarter totaled 30% of quarterly revenue, compared to 31% of quarterly revenue a year ago. The decrease in sales and marketing expense was primarily due to a reduction of overall sales and marketing headcount to 36 employees as of March 31, 2021 compared to 44 as of March 31, 2020 which resulted in an approximately $0.3 million reduction in payroll and payroll-related expenses, as well as a reduction in overall marketing spending related to travel and associated costs of $0.1 million and a decrease in intangible asset amortization of $0.1 million as an asset had been fully amortized in Q3 2020. These decreases were offset by an increase in the use of outside services by $0.1 for the three months ended March 31, 2021 to enhance our sales and marketing efforts to support the growth of our new product releases in 2020.

General and Administrative. General and administrative (“G&A”) expense was consistent quarter over quarter with G&A expense of $2.2 million for the three months ended March 31, 2021 and 2020. G&A expense represented 25% of revenue for the first quarter of 2021, compared to 23% of revenue during the first quarter of 2020. Payroll and related costs increased by $0.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to annual pay increases and higher bonus expenses for the three months ending March 31, 2021. Offsetting the increase, bad debt expense decreased by $0.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily driven improved collection efforts which included collections of receivable balances reserved as of December 31, 2020.

Other Income (Expense), Net. Other income, net for the three months ended March 31, 2021 was $0.018 million of expense primarily related to the disposal of fixed assets due to the exit of an office lease. Other income, net for the three months ended March 31, 2021 was $0.006 million of income primarily due to $0.016 million of expense associated with the disposal of fixed assets, offset by miscellaneous cash receipts of $0.022 million.

Financial Expense, Net. Financial expenses, net, decreased by $0.02 million for the three months ended March 31, 2021, to $0.21 million from $0.23 million as of March 31, 2020. Interest expense primarily associated with the Convertible Debentures increased by $0.15 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase is due to a full quarter of interest expense for the three months ended March 31, 2021 due to the issuance of the Convertible Debentures on March 19, 2020 which was a partial period of interest expense. Offsetting the increase in interest expense was a $0.17 million decrease in foreign currency expense for the three months ended March 31, 2021 driven by changes in exchange rates.

Effective Corporate Tax Rates

Corporate tax rates and real capital gains tax in Israel were 23% for the three months ended March 31, 2021 and 2020.

Our German subsidiary is subject to German tax at a consolidated rate of approximately 30%.

Other non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

We do not provide deferred tax liabilities when we intend to reinvest earnings of foreign subsidiaries indefinitely. As of March 31, 2021, there are no undistributed earnings of foreign subsidiaries.

We may currently qualify as an “industrial company” within the definition of the Law for the Encouragement of Industry (Taxation) and, as such, we may be eligible for certain tax benefits, including, inter alia, special depreciation rates for machinery, equipment and buildings, amortization of patents, certain other intangible property rights and deduction of share issuance expenses.

Net Operating Loss Carry-Forwards

As of December 31, 2020, Cyren Ltd.’s operating loss carryforwards for tax purposes amounted to 108.6 million and capital loss carryforwards of $17.8 million which may be carried forward and offset against taxable income in the future, for an indefinite period.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company intends to finance operating costs over the next twelve months through a combination of existing cash on hand, reducing operating spend, potentially divesting non-core assets and future issuances of equity and/or debt securities. As of March 31, 2021, we had an accumulated deficit of $252.8 million, cash and cash equivalents of $16.5 million, and generated a net loss of $4.2 million. We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. Current assets amounted to approximately $18.9 million with current liabilities of approximately $21.9 million, resulting in negative working capital (defined as current assets minus current liabilities) of approximately $3.0 million. The current cash balance and historical trend of cash used in operations along with the maturity of the convertible notes in December 2021, which we are currently trying to restructure, and lack of certainty regarding a future capital raise and our ability to renegotiate the term of the convertible notes, raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements. We do not anticipate that we will have sufficient funds to pay the principal of the convertible notes on their maturity date. The inability to restructure or borrow sufficient funds to refinance the convertible notes on commercially reasonable terms, or at all, would have serious consequences to our financial condition and results of operations.

Our future capital requirements will depend on many factors, including, but not limited to our growth, market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform and the expansion of sales and marketing activities. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we issue additional equity securities in order to raise additional funds, contingent upon our ability to increase the authorized share count, further dilution to existing stockholders may occur. However, we cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional financing. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Please see the Financings section below for more details on the Company’s recent efforts to fund operating activities.

Outlook

The Company’s ability to continue as a going concern is dependent upon the Company growing the business, obtaining the necessary financing to meet its obligations, repay its liabilities arising from normal business operations and the Company’s ability to gain compliance with the Nasdaq Capital Market listing standards (see Item 1A Risk Factors for additional information). The company’s ability to finance its capital needs is uncertain and complicated by the convertible notes with an outstanding principal amount of $10.0 million which mature in December 2021. The Company is currently negotiating the restructuring of the convertible notes with the note holders and at this time is uncertain as to the outcome. However, the Company’s ability to raise additional equity is limited by the number of authorized shares available. The Company intends to seek shareholder approval of an increase in the number of authorized shares at the next annual meeting of shareholders, however there is no assurance that shareholders will approve such increase. The Company intends to finance operating costs over the next twelve months through a combination of existing cash on hand, reducing operating spend, potentially divesting non-core assets and future issuances of equity and/or debt securities. Over the past several years, the Company has devoted most of its effort to research and development, new product development and increasing revenues through additional investments in sales and marketing. The Company generated a loss of $4.2 million and a negative cash flow of $5.3 million from operating activities for the three-month period ended March 31, 2021. However, the Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future.

We regularly have discussions with our customers regarding the renewal of their contracts and the renegotiation of the terms of such contracts at the time of renewal. In the fourth quarter of 2020, we received notification that our largest customer will renew one of their contracts for another three years through the first quarter of 2024, but that it does not intend to renew its largest contract with the Company beginning April 2021. In May 2021, the Company was able to renegotiate this agreement with the customer for a lower annual value for one year with the option for future renewals at the same value. As a result, we anticipate that quarterly revenues from this customer will decline from approximately 20% currently to approximately 14% of quarterly revenue beginning in the second quarter of 2021.

We continue to be focused on growing CIS revenue, however the contribution to revenue over time will gradually increase due to the timing and ratable nature of the contracts.

Cash Flows from Operating Activities

Cash used in operating activities was $5.3 million for the three months ended March 31, 2021 as compared to $4.4 million for the three months ended March 31, 2020.

For the three months ended March 31, 2021, the factors affecting our operating cash flows during the period was the net loss of $4.2 million, adjusted for non-cash items of $0.5 million of stock-based compensation expense, $0.5 million for non-cash operating lease expense, $1.3 million for depreciation and amortization of our property, equipment and intangible assets, interest on convertibles notes of $0.1 million and interest and amortization of debt issuance costs on the Convertible Debentures of $0.2 million, and $0.3 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $2.8 million decrease in deferred revenue due to a 36-month upfront customer payment, a $0.7 million decrease in operating lease liabilities, a $0.2 million decrease in other long-term liabilities, a $0.2 million decrease in employee and payroll accruals, accrued expenses and other liabilities, and a decrease in deferred commissions of $0.2 million, offset by a $0.2 million increase in trade receivables.

For the three months ended March 31, 2020, the factors affecting our operating cash flows during the period were our net loss of $2.8 million, adjusted for non-cash items of $0.6 million of stock-based compensation expense, $0.4 million for non-cash operating lease expense, $1.2 million for depreciation and amortization of our property, equipment and intangible assets, interest on convertibles notes paid in shares of $0.1 and $0.4 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $2.1 million decrease in deferred revenue due to a 36-month upfront customer payment, $0.7 million in accounts receivable, $0.4 million in the capitalization of deferred commissions, a $0.4 million decrease in operating lease liabilities, a $0.3 million decrease in prepaid expenses and other receivables, and $0.5 million decrease in employee and payroll accruals and other liabilities, offset by an increase in other long-term liabilities of $0.2 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $0.2 million which primarily consisted of $0.2 million for capitalization of technology.

For the three months ended March 31, 2020, net cash used in investing was $1.6 million which primarily consisted of $1.0 million for capitalization of technology and $0.6 million used to purchase property and equipment.

Our capital expenditures over the last three years consisted primarily of continued investment in R&D and also purchases of property and equipment to modernize and expand our data centers and to invest in our infrastructure in order to support new products and facilitate the growth of the Company.

Cash Flows from Financing Activities

For the three months ended March 31, 2021, net cash generated by financing activities was $12.6 million as we issued to several institutional investors in February 2021 in a registered direct offering (the “Offering”) 12,000,000 of our ordinary shares at a purchase price of $1.15 per share for net proceeds of approximately $12.6 million.

For the three months ended March 31, 2020, net cash generated by financing activities was $9.4 which was attributable to the Convertible Debentures issued on March 19, 2020 with gross proceeds of $10.2 million, offset by payment of debt issuance costs of $0.8 million.

Working Capital

As of March 31, 2021, we had negative working capital of $3.0 million and as of March 31, 2020, we had positive working capital of $6.4 million.

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

On November 7, 2019, we completed a rights offering that raised gross proceeds of $8.0 million. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.73. In addition, the convertible notes are subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price).

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

On February 16, 2021, we issued to several institutional investors in a registered direct offering (the “Offering”), 12,000,000 of our ordinary shares at a purchase price of $1.15 per share for net proceeds of approximately $12.6 million. We intend to use the proceeds from this offering for working capital and general corporate purposes.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2. Significant Accounting Policies to our consolidated financial statements included in the Company’s 2020 Annual Report. There have been no significant changes to these policies for the three months ended March 31, 2021, except as described in Note 2. Significant Accounting Policies to our condensed consolidated financial statements are included elsewhere in this Quarterly Report. The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. We urge you to consider that statements which use the terms “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate”, “will” and similar expressions are intended to identify forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements regarding:

●	our expectations that our utilization of our cloud infrastructure will increase and provide an opportunity for improved gross margins;

●	our expectations regarding our integrated offering and our partnership with Microsoft;

●	our expectations regarding our future profitability and revenue growth;

●	our expectations that R&D expenses may increase as we enhance newly released products in 2020;

●	our beliefs regarding the importance of R&D;

●	our expectation to lower R&D investment as a percentage of revenue in the future and to drive more revenue from existing solutions rather than by adding new solutions;

●	our expectations regarding reducing the historical rate of headcount growth and its resulting impact on our gross and operating margins over time;

●	our expectations regarding growth of our enterprise business and its expected impact on our business, including its contribution to our cash flow and return on investment;

●	our expectations regarding our capital expenditures for 2021;

●	our belief regarding the adequacy of our existing capital resources and other future measures to satisfy our expected liquidity requirements;

●	our expectations regarding trends in the market for internet security and technology industry; and

●	our expectations regarding existing and new threats, key challenges and opportunities in our industry and their impact on our business, including the impact of innovations in the technology industry.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to execute our business strategies, including our sales and business development plan;

●	our ability to timely and successfully enhance and improve our existing solutions and introduce our new solutions;

●	the commercial success of such enhancements and new solutions;

●	lack of demand for our solutions, including as a result of actual or perceived decreases in levels of advanced cyber attacks;

●	our ability to manage our cost structure, avoid unanticipated liabilities and achieve profitability;

●	our ability to grow our revenues, including the ability of existing solutions to drive sufficient revenue;

●	our ability to attract new customers and increase revenue from existing customers;

●	market acceptance of our existing and new product offerings;

●	the success of our partnership with Microsoft;

●	our ability to adapt to changing technological requirements and shifting preferences of our customers and their users;

●	the impact of the COVID-19 outbreak;

●	our continued listing on Nasdaq;

●	our ability to successfully shift the focus of our product development and sales efforts to new products, while de-emphasizing our CWS offerings;

●	loss of one or more of our large customers;

●	adverse conditions in the national and global financial markets;

●	the impact of currency fluctuations;

●	political and other conditions in Israel, Germany, and Iceland that may limit our R&D activities;

●	increased competition or our ability to anticipate or effectively react to competitive challenges;

●	the ability of our brand development strategies to enhance our brand awareness;

●	our ability to retain key personnel;

●	performance of our OEM partners, service providers and resellers;

●	our ability to successfully estimate the impact of regulatory and litigation matters;

●	our ability to comply with applicable laws and regulations and the impact of changes in applicable laws and regulations, including tax legislation or policies;

●	economic, regulatory and political risks associated with our international operations;

●	the impact of cyber attacks or a security breach of our systems;

●	our ability to protect our brand name and intellectual property rights;

●	the impact of our controlling shareholder’s decisions, which may differ with respect to our strategic direction;

●	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements; and

●	our inability to increase the authorized share count could limit our options for continuing to support the business.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to the factors described in Part II. Item 1A. Risk Factors in this Quarterly Report and Part I. Item 1A. Risk Factors, of the 2020 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and liquidity. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to update or revise any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof.

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

No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of quarter-end; however, due to significant uncertainty surrounding the situation, management’s judgment regarding this could change in the future.

In addition, while the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2021. Based on such evaluation, such officers have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Securities and Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 1A. RISK FACTORS

Except as provided below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. of our 2020 Annual Report.

We are currently not in compliance with the Nasdaq Capital Market listing standards. If our ordinary shares are delisted, the market price and liquidity of our ordinary shares and our ability to raise additional capital would be adversely impacted.

Our ordinary shares are currently listed on the Nasdaq Capital Market. Continued listing of a security on the Nasdaq Capital Market is conditioned upon compliance with various continued listing standards. On April 8, 2021, 2020, we received written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market informing us that because the closing bid price for our ordinary shares listed on the Nasdaq Capital Market was below $1.00 per share for 30 consecutive business days prior to the date of the Notice, we do not currently meet the minimum closing bid requirement for continued listing on the Nasdaq Capital Market set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules. We have until October 5, 2021 to regain compliance.

The Company plans to monitor the closing bid price for its Ordinary Shares between now and October 5, 2021, and intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and to maintain the listing of its Ordinary Shares on the Nasdaq Capital Market.

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

CYREN LTD.

May 17, 2021	/s/ Brett Jackson
Brett Jackson Chief Executive Officer
(Duly Authorized Officer)

May 17, 2021	/s/ Kenneth Tarpey
Kenneth Tarpey Chief Financial Officer
(Principal Financial Officer)

- 34 -