Form 10-Q
period 2021-06-30
CYREN Ltd.
filed 2021-08-16
CIK 1084577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 000-26495

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 75,640,204 ordinary shares as of July 31, 2021.

i

CYREN LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

($USD in thousands, except share and per share amounts)

(Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,885	$9,296
Trade receivables (net of allowances for credit losses of $98 and $201, as of June 30, 2021 and December 31, 2020, respectively)	1,410	960
Deferred commissions	989	980
Prepaid expenses and other receivables	1,615	779

Total current assets	17,899	12,015

LONG-TERM ASSETS:
Long-term deferred commissions	938	1,125
Long-term lease deposits and prepaids	870	937
Operating lease right-of-use assets	9,852	10,900
Severance pay fund	808	745
Property and equipment, net	3,248	3,948
Intangible assets, net	6,536	7,797
Goodwill	21,022	21,476

Total long-term assets	43,274	46,928

Total assets	$61,173	$58,943

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,361	$799
Convertible notes (related party)	10,000	10,000
Employees and payroll accruals	3,898	3,813
Accrued expenses and other liabilities ($35 and $37 attributable to related parties, respectively)	907	1,420
Operating lease liabilities	1,782	1,983
Deferred revenues	6,791	6,934

Total current liabilities	24,739	24,949

LONG-TERM LIABILITIES:
Deferred revenues	524	644
Convertible Debentures ($236 and $234 attributable to related parties, respectively)	8,497	9,248
Long-term operating lease liabilities	8,894	9,866
Deferred tax liability	472	655
Accrued severance pay	902	838
Other liabilities	527	706

Total long-term liabilities	19,816	21,957

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares nominal value ILS 0.15 par value -
Authorized: 110,000,000 shares at June 30, 2021 (Unaudited) and December 31, 2020; Issued and Outstanding: 75,640,204 and 61,271,910 shares at June 30, 2021 (Unaudited) and December 31, 2020, respectively	2,654	2,392
Additional paid-in capital	273,553	258,962
Accumulated other comprehensive loss	(1,212)	(725)
Accumulated deficit	(258,377)	(248,592)

Total shareholders’ equity	16,618	12,037

Total liabilities and shareholders’ equity	$61,173	$58,943

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	Unaudited		Unaudited

Revenues	$7,609	$9,181	$16,366	$18,830
Cost of revenues	3,805	3,778	7,600	7,376

Gross profit	3,804	5,403	8,766	11,454

Operating expenses:

Research and development, net	4,110	4,151	8,360	7,495
Sales and marketing	2,731	3,146	5,369	6,182
General and administrative	2,305	2,476	4,465	4,690

Total operating expenses	9,146	9,773	18,194	18,367

Operating loss	(5,342)	(4,370)	(9,428)	(6,913)

Other income, net	1	2	(17)	8
Financial expenses, net (1)	(287)	(290)	(501)	(521)

Loss before taxes on income	(5,628)	(4,658)	(9,946)	(7,426)
Tax benefit	40	44	161	61

Loss	$(5,588)	$(4,614)	$(9,785)	$(7,365)

Basic and diluted loss per share	$(0.07)	$(0.08)	$(0.14)	$(0.12)

Weighted-average number of shares used in computing basic and diluted loss per share	75,484	60,041	71,996	59,862

(1)	Transactions with related parties are included in the line item above (refer to Footnote 8, Related Parties, of the Notes to Consolidated Financial Statements for additional information).

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	Unaudited		Unaudited

Loss	$(5,588)	$(4,614)	$(9,785)	$(7,365)

Other comprehensive income (loss):

Foreign currency translation adjustments	172	287	(487)	(1)

Comprehensive loss	$(5,416)	$(4,327)	$(10,272)	$(7,366)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

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

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($USD in thousands, except share amounts)

(Unaudited)

	Three months ending June 30, 2021
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of March 31, 2021 (Unaudited)	75,406,804	$2,644	$272,873	$(1,384)	$(252,789)	$21,344
Payment of interest in shares	233,400	10	132	-	-	142
Stock-based compensation related to employees, directors and consultants	-	-	548	-	-	548
Other comprehensive loss	-	-	-	172	-	172
Loss	-	-	-	-	(5,588)	(5,588)
Balance as of June 30, 2021 (Unaudited)	75,640,204	$2,654	$273,553	$(1,212)	$(258,377)	$16,618

	Six months ending June 30, 2021
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2020	61,271,910	$2,392	$258,962	$(725)	$(248,592)	$12,037
Stock issuance for financing, net of costs (**)	12,000,000	556	12,032	-	-	12,588
Restricted stock units vested	642,000	30	(30)	-	-	-
Placement agent warrants	-	(402)	402	-	-	-
Payment of interest in shares	524,822	23	378	-	-	401
Stock-based compensation related to employees, directors and consultants	-	-	1,005	-	-	1,005
Issuance of shares upon early conversion of Convertible Debentures	1,201,472	55	804	-	-	859
Other comprehensive loss	-	-	-	(487)	-	(487)
Loss	-	-	-	-	(9,785)	(9,785)
Balance as of June 30, 2021 (Unaudited)	75,640,204	$2,654	$273,553	$(1,212)	$(258,377)	$16,618

(*)	Relates to foreign currency translation adjustments.
(**)	Net of issuance costs of $1,212.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Six months ended June 30,
	2021	2020
	Unaudited
Cash flows from operating activities:

Loss	$(9,785)	$(7,365)
Adjustments to reconcile loss to net cash used in operating activities:
Loss on disposal of property and equipment	17	13
Depreciation	1,091	1,215
Stock-based compensation	1,005	1,152
Amortization of intangible assets	1,475	1,283
Amortization of deferred commissions	653	803
Amortization of operating lease right-of-use assets	930	922
Interest on convertible notes	285	283
Interest and amortization of debt issuance costs on Convertible Debentures	343	211
Deferred taxes, net	(168)	(118)

Changes in assets and liabilities:

Trade receivables	(471)	(162)
Prepaid expenses and other receivables	(792)	(383)
Deferred commissions	(474)	(664)
Change in long-term lease deposits and prepaids	20	(86)
Trade payables	247	(114)
Employees and payroll accruals, accrued expenses and other liabilities	(548)	(47)
Deferred revenues	(182)	1,989
Accrued severance pay, net	2	1
Operating lease liabilities	(1,064)	(954)
Other long-term liabilities	(180)	163

Net cash used in operating activities	(7,596)	(1,858)

Cash flows from investing activities:

Proceeds from sale of property and equipment	5	4
Capitalization of technology	(252)	(1,589)
Purchase of property and equipment	(133)	(1,438)

Net cash used in investing activities	(380)	(3,023)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Six months ended June 30,
	2021	2020
	Unaudited
Cash flows from financing activities:

Proceeds from Convertible Debentures, net of debt issuance costs	-	9,442
Proceeds from stock issuance, net of costs	12,588	-

Net cash provided by financing activities	12,588	9,442

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(13)

Increase in cash, cash equivalents and restricted cash	4,590	4,548
Cash, cash equivalents and restricted cash at the beginning of the period	9,914	12,127

Cash, cash equivalents and restricted cash at the end of the period	$14,504	$16,675

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$143	$144

Supplemental disclosure of non-cash transactions:

Purchase of property and equipment by credit	$(319)	$(46)

Operating lease right-of-use asset exchanged for lease obligations	-	3,614

Issuance of shares on early conversion of Convertible Debentures	-	44

Issuance of shares for payment of interest on convertible notes	143	144

Net change in accrued payroll expenses related to capitalization of technology	(10)	(69)

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flow:

Cash and cash equivalents	$13,885	$16,103
Restricted cash included in long-term restricted lease deposits	619	572

Total cash, cash equivalents and restricted cash	$14,504	$16,675

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

The Company is engaged in developing and marketing cyber security solutions to identify and protect threats in email, files, and from the web. The Company sells its cloud-based solutions worldwide, in both embedded and Software-as-a-Service models, to Original Equipment Manufacturers (“OEMs”), service providers, and enterprises. The Company operates in one reportable segment, which constitutes its reporting unit.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, and the condensed statement of changes in shareholders’ equity for the three and six months ended June 30, 2021 and 2020, as well as the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2021, as well as its results of operations for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for other interim periods or for future years.

b.

Over the past several years, the Company has devoted substantially most of its effort to research and product development, and increasing revenues through additional investments in sales & marketing. The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future. At June 30, 2021, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least one year beyond the date of the filing date of the condensed consolidated financial statements. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months through a combination of actions that may include existing cash on hand, reducing operating spend, potentially divesting non-core assets, amending certain existing debt securities and issuing equity and/or debt securities. On February 11, 2021, the Company entered into securities purchase agreements with several institutional investors for the purchase and sale, in a registered direct offering, of 12,000,000 of the Company’s ordinary shares at a purchase price of $1.15 per share for net proceeds of $12,588.

The current cash balance and historical trend of cash used in operations along with the maturity of the convertible notes in December 2021, which we are currently trying to restructure, and lack of certainty regarding a future capital raise and our ability to renegotiate the terms of the convertible notes, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements. We do not anticipate that we will have sufficient funds to pay the principal of the convertible notes on their maturity date. The inability to restructure or borrow sufficient funds to refinance the convertible notes on commercially reasonable terms, or at all, would have serious consequences to our financial condition and results of operations.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The condensed consolidated financial statements for the three and six months ended June 30, 2021 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to fair value and useful lives of intangible assets, fair value of earn-out liabilities, valuation allowance on deferred tax assets, income tax uncertainties, fair values of stock-based awards, other contingent liabilities and estimates used in applying the revenue recognition policy. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

The condensed consolidated financial statements as of June 30, 2021 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

f.	Basic and diluted net loss per share:

Basic net loss per share has been computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus the weighted average number of dilutive potential ordinary shares considered outstanding during the period.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. In periods where the Company reports a net loss, the effect of anti-dilutive stock options, restricted stock units, Convertible Notes, Convertible Debentures, and warrants are excluded and diluted net loss per share is equal to basic loss per share. For the six mounts period ended June 30, 2021 and June 30, 2020, 15,220,592 and 50,534,349 ordinary shares were excluded from the calculation of diluted net EPS due to their anti-dilutive effect, respectively. For the three mounts period ended June 30, 2021 and June 30, 2020, 6,709,688 and 24,930,609 ordinary shares were excluded from the calculation of diluted net EPS due to their anti-dilutive effect, respectively.

g.	Recently issued and adopted pronouncements:

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

h.	New accounting pronouncements not yet adopted:

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

The Company adopted the new standard as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. The Company has elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard which does not require it to reassess the prior conclusions about lease identification, lease classification, and initial direct costs.

In addition, the Company has elected the short-term lease exception for leases with a term of 12 months or less. As part of this election, it will not recognize right-of-use assets and lease liabilities on the balance sheet with terms less than 12 months. The Company also elected the practical expedient to not separate lease and non-lease components for all our leases. This will result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability being greater than if the policy election was not applied.

Some leases include one or more options to extend the lease. The exercise of options to extend the lease is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are included in our right of use assets and lease liabilities as they are reasonably certain of exercise. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. Lease modifications result in the remeasurement of the lease liability.

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

The Company has various operating leases for office space and vehicles that expire through 2030. Below is a summary of our operating right-of-use assets and operating lease liabilities as of June 30, 2021:

Operating lease right-of-use assets	$9,852

Operating lease liabilities, current	$1,782
Operating lease liabilities long-term	8,894

Total operating lease liabilities	$10,676

The short-term lease liabilities are included within accrued expenses and other short-term liabilities in the consolidated balance sheet.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 3:-	LEASES (Cont.)

Minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2021, are as follows:

Year ended December 31,
2022	$1,184
2022	1,817
2023	1,620
2024	1,634
2025	1,647
Thereafter	4,503

Total undiscounted lease payments	$12,405

Less: Interest	1,729

Present value of lease liabilities	$10,676

Premises rent expense was $684 and $732 for the three months ended June 30, 2021 and 2020, respectively, and $1,421 and $1,386 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company subleases two real estate properties. Sublease receipts were $157 and $119 for the three months ended June 30, 2021 and 2020, respectively, and $329 and $190 for the six months ended June 30, 2021 and 2020, respectively.

The Company has elected the practical expedient to not separate lease components from non-lease components.

The weighted-average remaining lease terms and discount rates for all operating leases were as follows as of June 30, 2021:

Remaining lease term and discount rate:

Weighted-average remaining lease term (years)	6.9

Weighted-average discount rate	4.37%

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

In connection with specific research and development, the Company received $3,699 of participation payments from the IIA through 2018 and none since 2018. In return for the IIA’s participation in this program, the Company is committed to paying royalties at a rate of 3% of the program’s developed product sales, up to 100% of the amount of grants received plus interest at annual LIBOR rate. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties paid or accrued, totaled $2,632 and $2,714 as of June 30, 2021 and December 31, 2020, respectively. For the three months ended, June 30, 2021 and 2020, $37 and $69, respectively, were recorded as cost of revenues with respect to royalties due to the IIA. For the six months ended, June 30, 2021 and 2020, $59 and $110, respectively, were recorded as cost of revenues with respect to royalties due to the IIA.

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

Ordinary shares confer upon their holders the right to receive notice to participate and vote in general shareholder meetings of the Company and to receive dividends if declared. On July 8, 2021, the shareholders of the Company approved an increase in the number of authorized ordinary shares from 110,000,000 Ordinary Shares of nominal value NIS 0.15 per share to 160,000,000 Ordinary Shares of nominal value NIS 0.15 per share.

b.	Issuance of convertible notes:

On December 5, 2018 the Company issued $10,000 aggregate principal amount of convertible notes in a private offering. The notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes have a 3-year term and mature in December 2021, unless converted in accordance with their terms prior to maturity. The notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted-average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. On November 7, 2019, Cyren announced the closing of a rights offering that raised gross proceeds of $8,019. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.73. On February 16, 2021, Cyren announced securities purchase agreements with several institutional investors for the purchase and sale, in a registered direct offering, of 12,000,000 of the Company’s ordinary shares at a purchase price of $1.15 per share for net proceeds of $12,588. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.38. In addition, the notes would be subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price). The Company incurred interest expense for the three and six months ended June 30, 2021 of $143 and $285, respectively. In June 2021, the Company paid semi-annual interest payments totaling, $287, of which $143 was paid in cash and the remaining portion through the issuance of 233,400 shares. The Company has accrued interest of $31 as of June 30, 2021.

As of June 30, 2021, the principal balance of the convertible notes is $10,000.

As the convertible notes are expected to mature in December 2021, the Company is currently negotiating the restructuring of the convertible notes with the noteholders and at this time is uncertain as to the outcome.

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

For the quarter ended March 31, 2021, two debenture holders converted $909 of principal plus interest of their debentures, which was a portion of their holding. The principal and interest were paid through the issuance of 1,201,472 shares. There were no conversions for the quarter ending June 30, 2021.

On June 11, 2020, one of the debenture holders converted $48 of principal plus interest of their debentures, which was a portion of their holding. The principal and interest was paid through the issuance of 64,542 shares.

The Company incurred interest expense for the three and six months ended June 30, 2021 of $167 and $343, of which $41 and $90 are related to the amortization of debt issuance costs, respectively.

The Company has accrued interest of $142 as of June 30, 2021.

The principal balance of the Convertible Debentures as of June 30, 2021 was $9.0 million. As of June 30, 2021, the total estimated fair value of the Convertible Debentures was approximately $7.3 million. The fair value was determined based on the closing trading price of $0.81 per share multiplied by the Convertible Debentures principal balance as of the last day of trading for the period The fair value of the Convertible Debentures is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Convertible Debentures in an over-the-counter market.

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

The Equity Incentive Plan allows for the issuance of Restricted Stock Units (“RSUs”), as well as options. The options and RSUs generally vest over a period of four years. Options granted under the Equity Incentive Plan generally expire after six years from the date of grant. Options and RSUs cease vesting upon the termination of the optionee’s employment or other relationship with the Company. The per share exercise price for options shall be no less than 100% of the fair market value per ordinary share on the date of grant. Any options and RSUs that are cancelled or not exercised within the option term become available for future grant.

On July 30, 2019, the shareholders of the Company approved an increase in the number of Ordinary Shares reserved for issuance under the 2016 Equity Incentive Plan and its respective Israeli Appendix to a total of 11,200,000.

As of June 30, 2021, an aggregate of 6,724,163 ordinary shares of the Company are still available for future grant under the Equity Incentive Plan.

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

The Non-Employee Director Plan allows for the issuance of Restricted Stock Units (“RSUs”), as well as options. Each option and RSU granted under the Non-Employee Plan generally vests over a period of four years. Each option has an exercise price equal to the fair market value of the ordinary shares on the grant date of such option. Options granted under the Non-Employee Director Plan generally expire after six years from the date of grant. Options and RSUs cease vesting upon the termination of the relationship with the Company.

On July 30, 2019, the shareholders of the Company approved an increase in the number of Ordinary Shares reserved for issuance under the Non-Employee Director Plan and its respective Israeli Appendix to a total of 1,150,000 Ordinary Shares.

As of June 30, 2021, an aggregate of 850,550 ordinary shares of the Company are still available for future grant to non-employee directors.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

f.	A summary of the Company’s employees and directors’ stock option activity under the plans is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at December 31, 2020	6,205,860	$2.09	3.18	$-

Granted	152,500	0.83
Exercised	-	-
Expired and forfeited	(2,397,618)	2.22

Outstanding at June 30, 2021	3,960,742	$1.96	3.14	$9

Options vested and expected to vest at June 30, 2021	3,867,027	$1.97	3.11	$9

Exercisable options at June 30, 2021	2,725,319	$2.00	2.69	$-

Weighted-average fair value of options granted during the quarter		$0.43

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s ordinary shares as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

The total intrinsic value of options exercised during the quarters ended June 30, 2021 and 2020 was $0, and $0, respectively.

The weighted-average grant date fair value of options granted to employees and directors during the quarters ended June 30, 2021 and 2020, was $0.43 and $0.47, respectively.

As of June 30, 2021, the Company had $896 of unrecognized compensation expense related to non-vested stock options granted to employees and directors, expected to be recognized over a remaining weighted-average period of 1.86 years.

g.	The employee and director options outstanding as of June 30, 2021, have been separated into ranges of exercise prices, as follows:

Outstanding				Exercisable
		Weighted- average remaining contractual	Weighted- average exercise		Weighted- average exercise
	Options	life in	price per	Options	price per
Exercise price per share	outstanding	years	share	exercisable	share

$0.62 - $1.64	1,168,238	3.38	$1.47	757,844	$1.55
$1.70 - $2.00	770,550	2.24	$1.90	657,007	$1.93
$2.05 - $2.14	1,155,834	3.71	$2.09	633,966	$2.09
$2.30 - $2.75	684,988	2.77	$2.39	549,043	$2.38
$2.90 - $3.20	181,132	3.15	$2.96	127,459	$2.96

	3,960,742	3.14	$1.96	2,725,319	$2.00

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

h.	Options to non-employees and non-directors:

Issuance date	Options outstanding	Exercise price per share	Options exercisable	Exercisable through

February 10, 2016	40,000	$1.44	40,000	Feb-22
January 24, 2017	25,000	$2.00	25,000	Jan-23

	65,000		65,000

The options vest and become exercisable at a rate of 1/16 of the options every three months.

As of June 30, 2021, the Company did not have any unrecognized compensation expense related to non-employee and non-director non-vested stock options.

i.	A summary of the Company’s RSUs activity for employees, directors, and non-employees under the plans is as follows:

	Number of RSUs	Weighted- average grant date fair value

Awarded and unvested at December 31, 2020	2,183,500	$1.50

Granted	4,423,400	0.88
Vested	(642,000)	1.40
Forfeited	(47,500)	1.48

Awarded and unvested at June 30, 2021	5,917,400	$1.04

As of June 30, 2021, the Company had approximately $5,196 of unrecognized compensation expense related to RSUs, expected to be recognized over a weighted-average period of 2.79 years.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

j.	The total stock-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,		Six months ended June 30
	2021	2020	2021	2020
	Unaudited		Unaudited

Cost of revenues	$83	$20	$104	64
Research and development	42	64	95	159
Sales and marketing	79	43	128	139
General and administrative	344	380	678	790

	$548	$507	$1,005	$1,152

NOTE 6:-	SEGMENT AND GEOGRAPHIC INFORMATION

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of professional services, maintenance, and technical support (see note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

a.	The following sets forth total revenue by geographic area based on the billing address of the customer:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

United States	$3,247	$4,440	$7,213	$8,874
Germany	2,004	2,063	4,129	4,160
Europe	856	915	1,937	2,027
Asia Pacific	540	565	1,163	1,233
Israel	842	1,104	1,686	2,349
Other	120	94	238	187

	$7,609	$9,181	$16,366	$18,830

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 6:-	SEGMENT AND GEOGRAPHIC INFORMATION (Cont.)

b.	Major customers:

During the quarter ended June 30, 2021 and 2020, 17% and 23%, respectively, of the Company’s revenues were derived from a single customer. For the quarter ended June 30, 2021, no other customer accounted for more than 10% of total revenue.

c.	Remaining performance obligations:

As of June 30, 2021, approximately $30,816 of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancellable contracts. The Company expects to recognize revenue on approximately 45% of these remaining performance obligations during the remainder of 2021, approximately 39% in 2022, with the remainder recognized thereafter.

c.	Revenue generated by Customer Type:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	Unaudited		Unaudited

OEM/Embedded Security (*)	$5,995	$7,511	$13,064	$15,417
Enterprise/SMB (**)	1,614	1,670	3,302	3,413
	$7,609	$9,181	$16,366	$18,830

(*)	This market represents customers who embed Cyren Threat Detection Services and Threat Intelligence Feeds into their infrastructure and/or products to protect their customers and users.
(**)	In this market, Cyren provides enterprise customers email security products, threat intelligence, and cloud-based sandbox threat analysis to protect their employees, data and IP.

d.	The following sets forth the Company’s long-lived tangible assets, net by geographic area:

	June 30,	December 31
	2021	2020
	Unaudited

Israel	$5,971	$6,490
United States	1,306	1,964
Germany	4,793	5,247
Other	1,030	1,147

	$13,100	$14,848

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 7:-	FINANCIAL EXPENSE, NET

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Expenses:
Interest expense, net of interest capitalized	$(312)	$(329)	$(631)	$(492)
Foreign currency exchange differences, net	44	59	165	7
Other	(19)	(20)	(35)	(36)

	$(287)	$(290)	$(501)	$(521)

NOTE 8:-	RELATED PARTIES

a.	Balances with related parties:

	June 30,	December 31,
	2021	2020
	Unaudited

Interest expense accrual – Convertible Notes (*)	$31	$32
Interest expense accrual – Convertible Debentures (**)	4	4
Short term Convertible Notes (***)	10,000	10,000
Long term Convertible Debentures (****)	236	234

(*)	Related to the semi-annual interest payable due in June and December related to the Convertible Notes entered into December 5, 2018. See note 5b. for further details.
(**)	Related to the semi-annual interest payable due in September and March related to the Convertible Debentures entered into March 19, 2020. See note 5c. for further details.
(***)	Related to the Convertible Notes entered into December 5, 2018. See note 5b. for further details.
(****)	Related to the Convertible Debentures entered into March 19, 2020 See note 5c. for further details.

b.	Transactions with related parties:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	Unaudited		Unaudited

Interest expense on Convertible Notes (*)	$143	$142	$285	$283
Interest expense on Convertible Debentures (**)	$5	$5	$10	$5

(*)	Related to the semi-annual interest payable due in June and December related to the Convertible Notes entered into December 5, 2018. See note 5b. for further details.
(**)	Related to the semi-annual interest payable due in September and March related to the Convertible Debentures entered into March 19, 2020. See note 5c. for further details.

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

Cyren’s cloud-based approach to security sets us apart from other vendors in the market. Our security solutions are architected around the fundamental belief that cyber security is a race against time – and the cloud best enables the speed, sophistication, and advanced automation needed to detect and block threats as they emerge on the internet. As more and more businesses move their data and applications to the cloud, they need a security provider that is able to keep pace.

Security threats are more prevalent and stealthier than ever. As cybercrime has become more sophisticated, every malware, phishing, and ransomware variant is unique, making it more difficult to detect attacks. While organizations have traditionally protected their users with gateway security appliances at their network perimeter, more frequent and evasive attacks combined with a more distributed workforce are reducing the effectiveness of this approach. Traditional appliances lack the real-time threat intelligence and processing power to detect emerging threats, and the growth of mobile devices and an increasingly distributed workforce means that more and more business is conducted outside of the traditional network perimeter. As a result, when new attacks appear in a matter of seconds, legacy cybersecurity products can leave companies vulnerable for hours, days, or even weeks.

Cyren’s cloud security products and services fall into three categories:

●	Cyren Threat Detection Services – these services detect a variety of threats in email, files, and from the web, and are embedded into products from the world’s leading technology and security vendors. Cyren Threat Detection Services include our Email Security Detection Engine, Malware Detection Engine, Web Security Engine, and Threat Analysis Service.

●	Cyren Threat Intelligence Data – Cyren’s Threat Intelligence Data provide valuable threat intelligence data that can be used by enterprise or OEM customers to support threat detection, threat hunting, and incident response. Cyren’s Threat Intelligence Data offerings include IP Reputation Intelligence, Phishing Intelligence, Malware Intelligence, and Zombie Intelligence.

●	Cyren Enterprise Email Security Products – these include cloud-based solutions designed for enterprise customers and are sold either directly or through channel partners. Cyren Enterprise Email Security products include Cyren Email Security, a cloud-based secure email gateway, and Cyren Inbox Security, an anti-phishing product for Microsoft 365.

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

Cloud and Mobility

Businesses are going through a massive change in their IT strategies as they look to drive more business value, agility, and better customer experiences, while cloud and mobility are becoming increasingly important, as evidenced by the following trends:

●	Business internet traffic continues to increase every year;

●	Data and applications are increasingly moving to the cloud;

●	More and more users are working remotely, particularly since the COVID-19 pandemic;

●	Buyers continue to move away from traditional on-premise solutions;

●	Mature and legacy on-premise deployments are reaching the end of life and are increasingly being replaced by cloud and SaaS alternatives;

●	IT security staffing shortages;

●	Increasingly fast, sophisticated, expensive, and high-profile attacks target organizations of all sizes;

●	Compliance and regulatory mandates;

●	Heightened cybercrime activity among commercial enterprises and nation-states;

●	Automation is increasingly considered critical to accelerating detection and protection; and

●	The need to simplify operations through vendor consolidation.

These are some of the reasons why we believe Cyren’s vision for 100% cloud security is compelling to IT security teams looking to protect their businesses in today’s cloud-centric mobile-first world.

Investments in Operations, Research and Development and Sales and Marketing

Our cost of revenues, research and development expenses, and sales and marketing expenses are all significant contributing factors to our operating losses. Over time, we expect we will increase our utilization of our cloud infrastructure which we expect will provide the opportunity for improved gross margins. Our investments in research and development are required in order to enhance and improve our solutions. In the future, we expect to lower the rate of R&D investment as a percentage of revenue. The return on our sales and marketing investment is tied to attracting new customers and enhancing our business with existing customers, thereby lowering the overall sales and marketing costs as a percent of revenues. During 2020 we reduced our overall headcount in order to reduce expenses, and we believe managing future headcount and expense growth will be key in improving our gross and operating margins over time. In the second quarter of 2021, headcount continued to decline due to voluntary attrition, which is consistent with the first quarter of 2021. This led to a decline in operating expenses on a year-to-date basis compared to the corresponding period a year ago. We continue to monitor expenses and where possible, reduces expenses. We believe managing future headcount and expense growth will be key in improving our gross and operating margins over time given the recent decline in revenue.

Growing Our Enterprise Business

Although all of our services are subscription services, our Enterprise offerings are typically invoiced up front for an annual contract amount, or the full multi-year contract amount, at the start of the term. As a result, this business is expected to provide a larger contribution to cash flow and better return on investment. As this enterprise business grows as a portion of our overall revenues, we expect to increase deferred revenue and our operating results and cash flow to improve, which may make us less reliant on other sources of capital in the future.

Components of our Operating Results

Revenue

We derive revenues from the sale of real-time cloud-based services for each of Cyren’s email security, web security, antimalware, and advanced threat protection offerings.

We sell all of our solutions as subscription services, either to OEMs and service providers or directly or indirectly to enterprises.

Cost of Revenue

Personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation for employees that operate our network and provide support services to our customers, as well as data center costs, are the most significant components of our cost of revenues. Other costs include third-party contractors, royalties for use of third-party technologies, amortization of intangibles, and depreciation of data center equipment. We expect these costs may increase in absolute dollars as we continue to optimize our cloud infrastructure and our support services, but should reduce as a percentage of overall revenue.

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

Research and Development. Research and development expenses consist primarily of personnel costs and outsourced engineering services. We believe these investments are crucial for our ability to continue to enhance the functionality of our services, as well as to develop and introduce new services to the market. We expect research and development expenses will increase as we enhance products newly released in 2020. Development costs related to internal use technology that supports our security services are capitalized on the balance sheet, while other development costs are expensed as they are incurred.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, sales commissions, marketing activities, and travel associated with sales and marketing. We market and sell our services worldwide through our sales organization and distribution channels. We capitalize sales commissions paid to internal sales personnel and amortize these expenses over an estimated period of benefit that reflects the expected future revenue streams. We reduced sales and marketing expenses in 2020 but anticipate that we may need to increase investment in these areas related to products newly launched in 2020 and enhance our sales and marketing efforts to support further growth. Sales personnel are typically not immediately productive, and therefore the increase in expenses we incur when adding personnel is not immediately accompanied by increased revenue and in some cases may not result in increased revenue if these new sales personnel are unsuccessful in becoming productive.

General and Administrative. General and administrative expenses consist primarily of personnel costs, audit fees, legal expenses, recruiting expenses, and other general operating costs. We expect our general and administrative expenses to grow in absolute dollars as we continue our operational growth.

Other Income (Expense), net

Other income (expense), net consists generally of capital gain or loss from the sale of assets.

Financial Expenses, net

Financial expenses, net consist mainly of foreign exchange gains and losses, interest expense on our outstanding debt, and interest income earned on our cash and cash equivalents. In 2020 and 2021, these expenses also included income related to the accounting for a multi-year arrangement where a customer paid upfront the full contract value. This has been deemed a significant financing component under ASC 606.

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

RESULTS OF OPERATIONS

The following table sets forth financial data for the three and six months ended June 30, 2021 and 2020. Percentages may not add due to rounding.

	Three months ended				Six months ended
	June 30				June 30
	2021	%	2020	%	2021	%	2020	%
	Unaudited		Unaudited		Unaudited		Unaudited

Revenues	$7,609	100%	$9,181	100%	$16,366	100%	$18,830	100%
Cost of revenues	3,805	50%	3,778	41%	7,600	46%	7,376	39%

Gross profit	3,804	50%	5,403	59%	8,766	54%	11,454	61%

Operating expenses:

Research and development, net	4,110	54%	4,151	45%	8,360	51%	7,495	40%
Sales and marketing	2,731	36%	3,146	34%	5,369	33%	6,182	33%
General and administrative	2,305	30%	2,476	27%	4,465	27%	4,690	25%

Total operating expenses	9,146	120%	9,773	106%	18,194	111%	18,367	98%
Operating loss	(5,342)	(70)%	(4,370)	(48)%	(9,428)	(58)%	(6,913)	(37)%
Other income (expense), net	1	0%	2	0%	(17)	0%	8	0%
Financial expense, net	(287)	(4)%	(290)	(3)%	(501)	(3)%	(521)	(3)%

Loss before taxes	(5,628)	(74)%	(4,658)	(51)%	(9,946)	(61)%	(7,426)	(39)%
Tax benefit	40	1%	44	0%	161	1%	61	0%

Net loss	$(5,588)	(73)%	$(4,614)	(50)%	$(9,785)	(60)%	$(7,365)	(39)%

Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020

Revenues. Revenues for the three and six months ended June 30, 2021 decreased $1.6 million, or 17%, and $2.4 million or 13%, respectively, as compared to the corresponding periods last year. The decrease was mainly driven by a contract reduction from our largest customer (as first disclosed in the Q3 2020 Form 10-Q), which was effective in Q2 2021 and is detailed in Note 6.b. The impact of this revenue contract reduction was $0.9 million and $1.0 million for the three and six months ended June 30, 2021, respectively. Customer renewals at lower values and churn, coupled with the end of life of several legacy Enterprise products during 2020 also contributed to the decline in revenue for the respective periods.

During the second quarter of 2020, the Company released two new products, Cyren Inbox Security and Threat InDepth. Since these product launches, the Company has signed numerous new customer contracts representing over $1.4 million in revenue, but due to the timing and ratable nature of the contracts, there was not a material amount of revenue recognized in the first half of 2021.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2021 were consistent with the corresponding period last year. Cost of revenue for the six months ended June 30, 2021 increased by $0.2 million or 3% as compared to the corresponding periods last year.

For the three months ended June 30, 2021, cost of revenues represented 50% of revenue, compared to 41% during the prior year, and accordingly, gross margins for the period were 50% for the three months ended June 30, 2021 compared to 59% for the same period in the prior year.

For the six months ended June 30, 2021 cost of revenues represented 46% of revenue, compared to 39% during the prior year, and accordingly, gross margins for the period were 54% for the six months ended June 30, 2021 compared to 61% for the same period in the prior year. The increase on a year-to-date basis is driven by an increase in amortization of capitalized development expenses of $0.3 million as a result of the newest Enterprise products launched in Q2 2020, an increase in bonus and stock-based compensation expense of $0.2 million. Offsetting the overall increase was a decrease in employee headcount of 32 employees as of June 30, 2021 compared to 36 as of June 30, 2020. Additional decreases were related to $0.2 million in costs associated with our global network and data centers as well as depreciation associated with data center assets and $0.1 million associated with royalties due to the decline in revenue.

Operating Expenses. Total operating expenses for the three and six months ended June 30, 2021 decreased $0.6 million, or 6%, and $0.2 million or 1%, respectively, as compared to the corresponding periods last year.

Operating expenses for the three months ended June 30, 2021, represented 120% of revenue, compared to 106% for the three months ended June 30, 2020. For the six months ended June 30, 2021, operating expenses represented 111% of revenue, compared to 98% for the six months ended June 30, 2020. The decrease in operating expenses was primarily due to a decrease in employee headcount, which totaled 169 employees at the end of June 30, 2021, compared to 193 employees at the end of June 30, 2020.

Research and Development, Net. Research and development expenses, net, for the three months ended June 30, 2021 were consistent with the corresponding period last year. For the six months ended June 30, 2021, research and development expenses, net increased by $0.9 million or 12% as compared to the corresponding period last year. R&D expense, net for the three months ending June 30, 2021 represented 54% of revenue, compared to 45% a year ago. For the six months ending June 30, 2021, R&D expense, net represented 51% of revenue compared to 40% a year ago. R&D headcount was 106 employees as of June 30, 2021 compared to 119 as of June 30, 2020.

Capitalization of technology development, which reduces expenses, decreased to $0.2 million for the six months ended June 30, 2021 from $1.6 million for the six months ended June 30, 2020 primarily driven by the new product launch in the second quarter of 2020 which as a result, in subsequent quarters, the capitalization has declined. The decrease in R&D expense, net is also driven by reduced employee headcount leading to lower payroll and related costs of $0.3 million and a decrease in the use of outside services and consultants of $0.2 million.

Sales and Marketing. Sales and marketing expenses decreased $0.4 million, or 13% for the three months ended June 30, 2021 and $0.8 million, or 13%, for the six months ended June 30, 2021, as compared to the corresponding periods last year. Sales and marketing expenses for the three months ending June 30, 2021 represented 36% of revenue, compared to 34% a year ago. For the six months ending June 30, 2021, sales and marketing expenses represented 32% of revenue compared to 38% a year ago.

For the three months ended June 30, 2021 compared to the same period a year ago, the decrease in sales and marketing expense was due to a reduction of overall sales and marketing headcount to 36 employees at the end of the second quarter of 2021 compared to 42 employees at the end of the second quarter of 2020. Payroll and payroll-related costs decreased by $0.3 million and intangible asset amortization decreased as an asset had been fully amortized in Q3 2020 along with a decline in the use of outside services and consultants in Q2 2021 resulting in a decrease of $0.1 million.

For the six months ended June 30, 2021 compared to the same period a year ago, the decrease in sales and marketing expense was due to a reduction of overall sales and marketing headcount to 36 employees at the end of the second quarter of 2021 compared to 42 employees at the end of the second quarter of 2020. Payroll and payroll-related costs decreased by $0.7 million, intangible asset amortization decreased by $0.1 million as an asset had been fully amortized in Q3 2020, travel and related costs decreased by $0.1 million, and a decrease in the use of consultants of $0.1 million. These decreases were offset by an increase in the use of outside services by $0.1 million to enhance our sales and marketing efforts to support the growth of our new product releases in 2021.

General and Administrative. General and administrative (G&A) expenses decreased $0.2 million, or 7% for the three months ended June 30, 2021 and $0.2 million, or 5%, for the six months ended June 30, 2021, as compared to the corresponding periods last year. G&A expense for the three months ending June 30, 2021 represented 30% of revenue, compared to 27% a year ago. G&A expense for the six months ending June 30, 2021 represented 27% of revenue, compared to 25% a year ago.

For the three months ended June 30, 2021 compared to the same period a year ago, one-time severance pay increased by $0.1 million due to the departure of a former executive. This increase was offset by a decrease in payroll and payroll-related costs of $0.1 million, a decrease in fees associated with consultants and professional services fees of $0.1 million.

For the six months ended June 30, 2021 compared to the same period a year ago, one-time severance pay increased by $0.1 million due to the departure of a former executive. This increase was offset by a decrease in travel-related costs of $0.1 million due to COVID-19, bad debt expense decreased by $0.1 million due to improved customer collections, and the use of outside services and consultants of $0.1 million.

Other Income (Expense), Net. Other income, net for the three months ended June 30, 2021 was $0.001 million primarily related to the proceeds on the disposal of fixed assets. Other income, net for the three months ended June 30, 2020 was $0.002 million with $0.001 million related to the proceeds on the disposal of fixed assets and $0.001 million related to miscellaneous cash receipts.

Other income, net for the six months ended June 30, 2021 was an expense of $0.017 primarily related to the disposal of fixed assets associated with the exit of an office lease. Other income, net for the six months ended June 30, 2020 was $0.008 million with $0.013 million of expense associated with the disposal of fixed assets associated with the exit of an office lease offset by income of $0.021 million related to miscellaneous cash receipts.

Financial Expense, Net. Financial expenses, net, were consistent for the three months ended June 30, 2021 as compared to the corresponding periods last year. For the six months ended June 30, 2021, financial expenses, net decreased by $0.02 million or 4%, as compared to the corresponding periods last year. For the six months ended June 30, 2021, interest expenses increased by $0.14 million due to a full quarter of interest expense for the three months ended March 31, 2021 due to the issuance of the Convertible Debentures on March 19, 2020 which resulted in a partial period of interest expense in the first half of 2020. Foreign currency expense, which was income, increased by $0.16 million driven by changes in exchange rates.

Effective Corporate Tax Rates

Corporate tax rates and real capital gains tax in Israel were 23% for the three months ended June 30, 2021 and 2020.

Our German subsidiary is subject to German tax at a consolidated rate of approximately 30%.

Other non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

We do not provide deferred tax liabilities when we intend to reinvest earnings of foreign subsidiaries indefinitely. As of June 30, 2021, there are no undistributed earnings of foreign subsidiaries.

We may currently qualify as an “industrial company” within the definition of the Law for the Encouragement of Industry (Taxation) and, as such, we may be eligible for certain tax benefits, including, inter alia, special depreciation rates for machinery, equipment and buildings, amortization of patents, certain other intangible property rights and deduction of share issuance expenses.

Net Operating Loss Carry-Forwards

As of December 31, 2020, Cyren Ltd.’s net operating loss carryforwards for tax purposes amounted to $102.0 million and capital loss carryforwards of $17.8 million which may be carried forward and offset against taxable income in the future, for an indefinite period.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future and therefore, the Company intends to finance operating costs over the next twelve months through a combination of existing cash on hand, reducing operating spend, potentially divesting non-core assets, and future issuances of equity and/or debt securities. As of June 30, 2021, we had an accumulated deficit of $258.4 million, cash and cash equivalents of $13.9 million, and generated a year-to-date net loss of $9.8 million. We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. Current assets amounted to approximately $17.9 million with current liabilities of approximately $24.7 million, resulting in negative working capital (defined as current assets minus current liabilities) of approximately $6.8 million. The current cash balance and historical trend of cash used in operations along with the maturity of the convertible notes in December 2021, lack of certainty regarding a future capital raise and our ability to renegotiate the term of the convertible notes, raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date of issuance of this Form 10-Q. We do not currently anticipate that we will have sufficient funds to pay the principal of the convertible notes on their maturity date. The inability to restructure, borrow, or raise sufficient funds to refinance the convertible notes on commercially reasonable terms, or at all, would have serious consequences to our financial condition and results of operations.

 Our future capital requirements will depend on many factors, including, but not limited to our growth, market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, and the expansion of sales and marketing activities. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we issue additional equity securities to raise additional funds, further dilution to existing stockholders may occur. However, we cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional financing. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

Please see the Financings section below for more details on the Company’s recent efforts to fund operating activities.

Outlook

On July 8, 2021, the shareholders of the Company approved an increase in the number of authorized ordinary shares from 110,000,000 Ordinary Shares of nominal value NIS 0.15 per share to 160,000,000 Ordinary Shares of nominal value NIS 0.15 per share. The Company’s ability to continue as a going concern is dependent upon the Company growing the business, obtaining the necessary financing to meet its obligations, repay its liabilities arising from normal business operations, and the Company’s ability to gain compliance with the Nasdaq Capital Market listing standards (see Item 1A Risk Factors for additional information). The Company’s ability to finance its capital needs is uncertain and complicated by the convertible notes maturing in December 2021 with an outstanding principal amount of $10.0 million and the decline in the stock price below $1.00 resulting in non-compliance with the Nasdaq Capital listing standard. The current cure period ends on October 5, 2021. If the Company cannot regain compliance by then, the Company intends to request a second 180 day cure period, however, there is no guarantee that this will be accepted. The Company is currently negotiating the restructuring of the convertible notes with the noteholders and at this time is uncertain as to the outcome. However, the Company’s ability to raise additional equity is limited by the number of authorized shares available. While the Company intends to finance operating costs over the next twelve months through a combination of existing cash on hand, reducing operating spend, potentially divesting non-core assets, amending the terms of outstanding debt securities, and future issuances of equity and/or debt securities we cannot predict with certainty the availability of additional financing or the outcome of our actions to generate liquidity or regain compliance with the Nasdaq Capital Market listing standards.

Over the past several years, the Company has devoted most of its effort to research and development, new product development, and increasing revenues through additional investments in sales and marketing. The Company generated a net loss of $9.8 million for the six months ended June 30, 2021 and a negative cash flow of $7.6 million from operating activities for the six months ended June 30, 2021. However, the Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future.

We continue to be focused on growing CIS revenue, however, the contribution to revenue over time will gradually increase due to the timing and ratable nature of the contracts.

Cash Flows from Operating Activities

Cash used in operating activities was $7.6 million for the six months ended June 30, 2021 as compared to $1.9 million for the six months ended June 30, 2020.

For the six months ended June 30, 2021, the primary factors affecting our operating cash flows during the period were our net loss of $9.8 million, adjusted for non-cash items of $1.0 million of stock-based compensation expense, $0.9 million for amortization of our non-cash operating lease expense, $2.6 million for depreciation and amortization of our property, equipment, and intangible assets, and $0.6 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $1.0 million decrease in operating lease liabilities, a $0.5 million decrease in capitalization of deferred commissions, a $0.8 million decrease in prepaid expenses and other receivables, and a decrease in trade receivables of $0.5 million.

For the six months ended June 30, 2020, the primary factors affecting our operating cash flows during the period were our net loss of $7.4 million, adjusted for non-cash items of $1.2 million of stock-based compensation expense, $0.9 million for amortization of our non-cash operating lease expense, $2.5 million for depreciation and amortization of our property, equipment, and intangible assets, and $0.8 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $2.0 million increase in deferred revenue, partially offset by a $1.0 million decrease in operating lease liabilities, and a $0.7 million decrease in capitalization of deferred commissions.

Cash Flows from Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $0.4 million which primarily consisted of $0.3 million for capitalization of technology and $0.1 million used to purchase property and equipment.

For the six months ended June 30, 2020, net cash used in investing was $3.0 million which primarily consisted of $1.6 million for capitalization of technology and $1.4 million used to purchase property and equipment.

Our capital expenditures over the past three years has consisted primarily of continued investment in R&D and purchases of property and equipment to modernize and expand our data centers and to invest in our infrastructure to support new products and to facilitate the growth of the Company.

Capitalization of technology has decreased in 2021 compared to 2020 primarily due to the new products launched in the first half of 2020.

Cash Flows from Financing Activities

For the six months ended June 30, 2021, net cash generated by financing activities was $12.6 million as we issued to several institutional investors in February 2021 in a registered direct offering (the “Offering”) 12,000,000 of our ordinary shares at a purchase price of $1.15 per share for net proceeds of approximately $12.6 million.

For the six months ended June 30, 2020, net cash generated by financing activities was $9.4 which was attributable to the Convertible Debentures issued on March 19, 2020 with gross proceeds of $10.2 million, offset by the payment of debt issuance costs of $0.8 million.

Working Capital

As of June 30, 2021, we had negative working capital of $6.8 million and as of June 30, 2020, we had positive working capital of $3.1 million. The decrease in working capital in 2021 compared to 2020 was driven by the $10.0 Convertible Notes which are due December 2021 and as a result, are presented in current liabilities as of June 30, 2021, compared to long-term liabilities as of June 30, 2020.

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

On February 16, 2021, we issued to several institutional investors in a registered direct offering (the “Offering”), 12,000,000 of our ordinary shares at a purchase price of $1.15 per share for net proceeds of approximately $12.6 million. We intend to use the proceeds from this offering for working capital and general corporate purposes. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.38.

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

On September 21, 2018, we filed a shelf registration statement on Form F-3 with the SEC, which we converted to a Form S-3 on August 16, 2019. This registration statement enables us to issue debt securities, ordinary shares, warrants, or subscription rights up to an aggregate amount of $50 million. Under the rules governing shelf registration statements, we will file a prospectus supplement with the SEC which describes the amount and type of securities being offered each time we issue securities under this registration statement. No securities were issued under the registration statement on Form F-3. In November 2019, we issued shares as part of our rights offerings, and in February 2021, we issued shares in the registered direct offering using our Form S-3 as described above.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2. Significant Accounting Policies to our consolidated financial statements included in the Company’s 2020 Annual Report. There have been no significant changes to these policies for the three months ended June 30, 2021, except as described in Note 2. Significant Accounting Policies to our condensed consolidated financial statements are included elsewhere in this Quarterly Report. The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. We urge you to consider that statements which use the terms “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate”, “will” and similar expressions are intended to identify forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements regarding:

●	our expectations that our utilization of our cloud infrastructure will increase and provide an opportunity for improved gross margins;

●	our expectations regarding our integrated offering and our partnership with Microsoft;

●	our expectations regarding our future profitability and revenue growth;

●	our expectations that R&D expenses may increase as we enhance newly released products from 2020;

●	our beliefs regarding the importance of R&D;

●	our expectation to lower R&D investment as a percentage of revenue in the future and to drive more revenue from existing solutions rather than by adding new solutions;

●	our expectations regarding reducing the historical rate of headcount growth and its resulting impact on our gross and operating margins over time;

●	our expectations regarding growth of our enterprise business and its expected impact on our business, including its contribution to our cash flow and return on investment;

●	our expectations regarding our capital expenditures for 2021;

●	our belief regarding the adequacy of our existing capital resources and other future measures to satisfy our expected liquidity requirements;

●	our expectations regarding trends in the market for internet security and technology industry; and

●	our expectations regarding existing and new threats, key challenges and opportunities in our industry, and their impact on our business, including the impact of innovations in the technology industry.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to continue as a going concern;

●	our ability to restructure or refinance our Convertible Notes;

●	our ability to execute our business strategies, including our sales and business development plan;

●	our ability to timely and successfully enhance and improve our existing solutions and introduce our new solutions;

●	the commercial success of such enhancements and new solutions;

●	lack of demand for our solutions, including as a result of actual or perceived decreases in levels of advanced cyber attacks;

●	our ability to manage our cost structure, avoid unanticipated liabilities and achieve profitability;

●	our ability to grow our revenues, including the ability of existing solutions to drive sufficient revenue;

●	our ability to attract new customers and increase revenue from existing customers;

●	market acceptance of our existing and new product offerings;

●	the success of our partnership with Microsoft;

●	our ability to adapt to changing technological requirements and shifting preferences of our customers and their users;

●	the impact of the COVID-19 outbreak;

●	our continued listing on Nasdaq;

●	our ability to successfully shift the focus of our product development and sales efforts to new products, while de-emphasizing our CWS offerings;

●	loss of any of our large customers;

●	adverse conditions in the national and global financial markets;

●	the impact of currency fluctuations;

●	political and other conditions in Israel, Germany, and Iceland that may limit our R&D activities;

●	increased competition or our ability to anticipate or effectively react to competitive challenges;

●	the ability of our brand development strategies to enhance our brand awareness;

●	our ability to retain key personnel;

●	performance of our OEM partners, service providers, and resellers;

●	our ability to successfully estimate the impact of regulatory and litigation matters;

●	our ability to comply with applicable laws and regulations and the impact of changes in applicable laws and regulations, including tax legislation or policies;

●	economic, regulatory, and political risks associated with our international operations;

●	the impact of cyber attacks or a security breach of our systems;

●	our ability to protect our brand name and intellectual property rights;

●	the impact of our controlling shareholder’s decisions, which may differ with respect to our strategic direction; and

●	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements.

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

As of the date of issuance of the financial statements, the Company’s operations have not been significantly impacted, however, the Company continues to monitor the situation. The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2021. Based on such evaluation, such officers have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Securities and Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification by Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page iXBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYREN LTD.

August 16, 2021	/s/ Brett Jackson
Brett Jackson Chief Executive Officer
(Duly Authorized Officer)

August 16, 2021	/s/ Kenneth Tarpey
Kenneth Tarpey Chief Financial Officer
(Principal Financial Officer)