Form 10-Q
period 2021-09-30
CYREN Ltd.
filed 2021-11-15
CIK 1084577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 90,363,745 ordinary shares as of October 31, 2021.

i

CYREN LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

($USD in thousands, except share and per share amounts)

(Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,932	$9,296
Trade receivables (net of allowances for credit losses of $77 and $201, as of September 30, 2021 and December 31, 2020, respectively)	3,824	960
Deferred commissions	932	980
Prepaid expenses and other receivables	1,653	779

Total current assets	24,341	12,015

LONG-TERM ASSETS:
Long-term deferred commissions	939	1,125
Long-term lease deposits and prepaids	780	937
Operating lease right-of-use assets	9,431	10,900
Severance pay fund	880	745
Property and equipment, net	2,728	3,948
Intangible assets, net	5,753	7,797
Goodwill	20,689	21,476

Total long-term assets	41,200	46,928

Total assets	$65,541	$58,943

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$903	$799
Convertible notes (related party)	10,000	10,000
Employees and payroll accruals	3,943	3,813
Accrued expenses and other liabilities ($176 and $37 attributable to related parties, respectively)	1,362	1,420
Operating lease liabilities	1,638	1,983
Deferred revenues	7,429	6,934

Total current liabilities	25,275	24,949

LONG-TERM LIABILITIES:
Deferred revenues	538	644
Convertible Debentures ($237 and $234 attributable to related parties, respectively)	8,541	9,248
Long-term operating lease liabilities	8,574	9,866
Deferred tax liability	425	655
Accrued severance pay	924	838
Other liabilities	497	706

Total long-term liabilities	19,499	21,957

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares nominal value ILS 0.15 par value -
Authorized: 160,000,000 shares at September 30, 2021 (Unaudited) and 110,000,000 shares at December 31, 2020; Issued and Outstanding: 90,363,745 and 61,271,910 shares at September 30, 2021 (Unaudited) and December 31, 2020, respectively	3,745	2,392
Additional paid-in capital	282,749	258,962
Accumulated other comprehensive loss	(1,563)	(725)
Accumulated deficit	(264,164)	(248,592)

Total shareholders’ equity	20,767	12,037

Total liabilities and shareholders’ equity	$65,541	$58,943

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Unaudited		Unaudited

Revenues (1)	$7,461	$9,114	$23,827	$27,944
Cost of revenues	3,732	3,792	11,332	11,168

Gross profit	3,729	5,322	12,495	16,776

Operating expenses:

Research and development, net	4,100	4,769	12,460	12,264
Sales and marketing	2,785	2,942	8,154	9,123
General and administrative	2,336	2,302	6,801	6,992

Total operating expenses	9,221	10,013	27,415	28,379

Operating loss	(5,492)	(4,691)	(14,920)	(11,603)

Other income (expense), net	5	1	(12)	9
Financial expenses, net (1)	(320)	(235)	(821)	(757)

Loss before taxes on income	(5,807)	(4,925)	(15,753)	(12,351)
Tax benefit	20	33	181	94

Net loss	$(5,787)	$(4,892)	$(15,572)	$(12,257)

Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.21)	$(0.20)

Weighted-average number of shares used in computing basic and diluted net loss per share	77,990	60,580	74,016	60,103

(1)	Transactions with related parties are included in the line item above (refer to Footnote 8, Related Parties, of the Notes to Consolidated Financial Statements for additional information).

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Unaudited		Unaudited

Net loss	$(5,787)	$(4,892)	$(15,572)	$(12,257)

Other comprehensive income (loss):

Foreign currency translation adjustments	(351)	591	(838)	590

Comprehensive loss	$(6,138)	$(4,301)	$(16,410)	$(11,667)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($USD in thousands, except share amounts)

(Unaudited)

	Three months ended September 30, 2020
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of June 30, 2020 (Unaudited)	60,197,223	$2,345	$257,045	$(2,011)	$(238,694)	$18,685
Restricted stock units vested	225,000	10	(10)	-	-	-
Payment of interest in shares	280,946	12	276	-	-	288
Stock-based compensation related to employees, directors and consultants	-	-	724	-	-	724
Issuance of shares upon early conversion of Convertible Debentures	216,334	9	142			151
Other comprehensive loss	-	-	-	591	-	591
Net loss	-	-	-	-	(4,892)	(4,892)
Balance as of September 30, 2020 (Unaudited)	60,919,503	$2,376	$258,177	$(1,420)	$(243,586)	$15,547

	Nine months ended September 30, 2020
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2019	59,372,173	$2,309	$255,741	$(2,010)	$(231,329)	$24,711
Restricted stock units vested	856,132	38	(38)	-	-	-
Payment of interest in shares	410,322	17	414	-	-	431
Stock-based compensation related to employees, directors and consultants	-	-	1,876	-	-	1,876
Issuance of shares upon early conversion of Convertible Debentures	280,876	12	184	-	-	196
Other comprehensive loss	-	-	-	590	-	590
Net loss	-	-	-	-	(12,257)	(12,257)
Balance as of September 30, 2020 (Unaudited)	60,919,503	$2,376	$258,177	$(1,420)	$(243,586)	$15,547

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($USD in thousands, except share amounts)

(Unaudited)

	Three months ended September 30, 2021
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of June 30, 2021 (Unaudited)	75,640,204	$3,056	$273,151	$(1,212)	$(258,377)	$16,618
Stock and warrant issuance for financing, net of costs (***)	14,152,779	662	8,614	-	-	9,276
Restricted stock units vested	236,250	11	(11)	-	-	-
Payment of interest in shares	334,512	16	243	-	-	259
Stock-based compensation related to employees, directors and consultants	-	-	752	-	-	752
Other comprehensive loss	-	-	-	(351)	-	(351)
Net loss	-	-	-	-	(5,787)	(5,787)
Balance as of September 30, 2021 (Unaudited)	90,363,745	$3,745	$282,749	$(1,563)	$(264,164)	$20,767

	Nine months ended September 30, 2021
	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss) (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2020	61,271,910	$2,392	$258,962	$(725)	$(248,592)	$12,037
Stock issuance for financing, net of costs (**)	12,000,000	556	12,032	-	-	12,588
Stock and warrant issuance for financing, net of costs (***)	14,152,779	662	8,614	-	-	9,276
Restricted stock units vested	878,250	41	(41)	-	-	-
Payment of interest in shares	859,334	39	621	-	-	660
Stock-based compensation related to employees, directors and consultants	-	-	1,757	-	-	1,757
Issuance of shares upon early conversion of Convertible Debentures	1,201,472	55	804	-	-	859
Other comprehensive loss	-	-	-	(838)	-	(838)
Net loss	-	-	-	-	(15,572)	(15,572)
Balance as of September 30, 2021 (Unaudited)	90,363,745	$3,745	$282,749	$(1,563)	$(264,164)	$20,767

(*)	Relates to foreign currency translation adjustments.
(**)	Net of issuance costs of $1,212.
(***)	Net of issuance costs of $914

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Nine months ended September 30,
	2021	2020
	Unaudited
Cash flows from operating activities:

Net Loss	$(15,572)	$(12,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	17	12
Depreciation	1,630	1,809
Stock-based compensation	1,757	1,876
Amortization of intangible assets	2,230	2,071
Amortization of deferred commissions	1,010	1,181
Amortization of operating lease right-of-use assets	1,269	1,508
Interest on convertible notes	430	436
Interest and amortization of debt issuance costs on Convertible Debentures	523	400
Deferred taxes, net	(208)	(171)

Changes in assets and liabilities:

Trade receivables	(2,900)	(126)
Prepaid expenses and other receivables	(711)	(456)
Deferred commissions	(773)	(900)
Change in long-term lease deposits and prepaids	(13)	(89)
Trade payables	85	(289)
Employees and payroll accruals, accrued expenses and other liabilities	127	(90)
Deferred revenues	527	1,034
Accrued severance pay, net	(48)	(36)
Operating lease liabilities	(1,452)	(1,545)
Other long-term liabilities	(390)	184

Net cash used in operating activities	(12,462)	(5,448)

Cash flows from investing activities:

Proceeds from sale of property and equipment	6	6
Capitalization of technology	(262)	(1,100)
Purchase of property and equipment	(466)	(1,543)

Net cash used in investing activities	(722)	(2,637)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Nine months ended September 30,
	2021	2020
	Unaudited
Cash flows from financing activities:

Proceeds from Convertible Debentures, net of debt issuance costs	-	9,442
Proceeds from stock and warrant issuance, net of costs	9,276	-
Proceeds from stock issuance, net of costs	12,588	-

Net cash provided by financing activities	21,864	9,442

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	(14)

Increase in cash, cash equivalents and restricted cash	8,644	1,343
Cash, cash equivalents and restricted cash at the beginning of the period	9,914	12,127

Cash, cash equivalents and restricted cash at the end of the period	$18,558	$13,470

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$143	$144

Supplemental disclosure of non-cash transactions:

Purchase of property and equipment by credit	$(25)	$(214)

Operating lease right-of-use asset exchanged for lease obligations	-	3,772

Issuance of shares on early conversion of Convertible Debentures	859	196

Issuance of shares for payment of interest on convertible notes	143	144

Issuance of shares for payment on Convertible Debentures	518	287

Net change in accrued payroll expenses related to capitalization of technology	-	(26)

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flow:

Cash and cash equivalents	$17,932	$12,894
Restricted cash included in long-term restricted lease deposits	626	576

Total cash, cash equivalents and restricted cash	$18,558	$13,470

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

The Company is engaged in developing and marketing cyber security solutions to identify and protect customers from threats in email, files, and the web. The Company sells its cloud-based solutions worldwide, in a Software-as-a-Service model, to enterprises as well to OEMs (Original Equipment Manufacturers) which include leading email providers, other cybersecurity vendors and managed services providers (MSPs). The Company operates in one reportable segment, which constitutes its reporting unit.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Interim Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, and the condensed statement of changes in shareholders’ equity for the three and nine months ended September 30, 2021 and 2020, as well as the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2021, as well as its results of operations for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for other interim periods or for future years.

b.

Over the past several years, the Company has made significant investment in product development, as well as sales & marketing. The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future. At September 30, 2021, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least one year beyond the date of the filing date of the condensed consolidated financial statements. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months through a combination of actions that may include existing cash on hand, reducing operating spend, potentially divesting non-core assets, amending certain existing debt securities and issuing equity and/or debt securities. On February 11, 2021, the Company entered into securities purchase agreements with several institutional investors for the purchase and sale, in a registered direct offering, of 12,000,000 of the Company’s ordinary shares at a purchase price of $1.15 per share for net proceeds of $12,588. On September 15, 2021, the Company entered into securities purchase agreements with several institutional investors to raise approximately $10,190 through the issuance of 14,152,779 of the Company’s ordinary shares and warrants to purchase up to 14,152,779 ordinary shares, at a purchase price of $0.72 per share and associated warrant, in a private placement priced "at-the-market" under Nasdaq Rules for net proceeds of $9,276.

The current cash balance and historical trend of cash used in operations along with the maturity of the convertible notes in December 2021, and lack of certainty regarding a future capital raise and our ability to renegotiate the terms of the convertible notes, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements. We anticipate that we will have sufficient funds to pay the principal of the convertible notes on their maturity date. While the Company has successful raised funds in the past, there is no guarantee that it will be able to do so in the future. The inability to borrow or raise sufficient funds on commercially reasonable terms, would have serious consequences on our financial condition and results of operations.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The condensed consolidated financial statements for the three and nine months ended September 30, 2021 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements as of September 30, 2021 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. In periods where the Company reports a net loss, the effect of anti-dilutive stock options, restricted stock units, convertible notes, Convertible Debentures, and warrants are excluded and diluted net loss per share is equal to basic net loss per share. For the three months period ended September 30, 2021 and September 30, 2020, 26,877,551 and 24,093,385 ordinary shares were excluded from the calculation of diluted net EPS due to their anti-dilutive effect, respectively. For the nine months period ended September 30, 2021 and September 30, 2020, 42,098,143 and 74,627,734 ordinary shares were excluded from the calculation of diluted net EPS due to their anti-dilutive effect, respectively.

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

The Company adopted ASC 842, Leases, the new standard as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. The Company has elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard which does not require it to reassess the prior conclusions about lease identification, lease classification, and initial direct costs.

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

The Company has various operating leases for office space and vehicles that expire through 2030. Below is a summary of our operating right-of-use assets and operating lease liabilities as of September 30, 2021:

Operating lease right-of-use assets	$9,431

Operating lease liabilities, current	$1,638
Operating lease liabilities long-term	8,574

Total operating lease liabilities	$10,212

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 3:-	LEASES (Cont.)

Minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2021, are as follows:

Year ended December 31,
2021	$595
2022	1,827
2023	1,632
2024	1,629
2025	1,626
Thereafter	4,439

Total undiscounted lease payments	$11,748

Less: Interest	1,536

Present value of lease liabilities	$10,212

Premises rent expense was $679 and $714 for the three months ended September 30, 2021 and 2020, respectively, and $2,100 for the nine months ended September 30, 2021 and 2020.

As of September 30, 2021, the Company subleases two real estate properties. Sublease receipts were $167 and $171 for the three months ended September 30, 2021 and 2020, respectively, and $496 and $361 for the nine months ended September 30, 2021 and 2020, respectively.

The Company has elected the practical expedient to not separate lease components from non-lease components.

The weighted-average remaining lease terms and discount rates for all operating leases were as follows as of September 30, 2021:

Remaining lease term and discount rate:

Weighted-average remaining lease term (years)	6.7

Weighted-average discount rate	4.35%

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

In connection with specific research and development, the Company received $3,699 of participation payments from the IIA through 2018 and none since 2018. In return for the IIA’s participation in this program, the Company is committed to paying royalties at a rate of 3% of the program’s developed product sales, up to 100% of the amount of grants received plus interest at annual LIBOR rate. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties paid or accrued, totaled $2,610 and $2,713 as of September 30, 2021 and December 31, 2020, respectively. For the three months ended, September 30, 2021 and 2020, $31 and $64, respectively, were recorded as cost of revenues with respect to royalties due to the IIA. For the nine months ended, September 30, 2021 and 2020, $90 and $173, respectively, were recorded as cost of revenues with respect to royalties due to the IIA.

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

On December 5, 2018 the Company issued $10,000 aggregate principal amount of convertible notes in a private offering. The notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes have a 3-year term and mature in December 2021, unless converted in accordance with their terms prior to maturity. The notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted-average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. On November 7, 2019, Cyren announced the closing of a rights offering that raised gross proceeds of $8,019. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.73. On February 16, 2021, Cyren announced securities purchase agreements with several institutional investors for the purchase and sale, in a registered direct offering, of 12,000,000 of the Company’s ordinary shares at a purchase price of $1.15 per share for net proceeds of $12,588. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.38. On September 17, 2021, we issued to several institutional investors in a private placement 14,152,799 of our ordinary shares at a purchase price of $0.72 per share and warrants to purchase up to 14,152,779 ordinary shares at an exercise price of $0.60 per share. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.02. In addition, the notes would be subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price).

The Company incurred interest expense for the three and nine months ended September 30, 2021 of $145 and $430, respectively. The Company incurred interest expense for the three and nine months ended September 30, 2020 of $153 and $436, respectively. In June 2021, the Company paid semi-annual interest payments totaling, $287, of which $143 was paid in cash and the remaining portion through the issuance of 233,400 shares. The Company has accrued interest of $176 as of September 30, 2021.

As of September 30, 2021, the principal balance of the convertible notes is $10,000.

As the convertible notes mature in December 2021, the Company is currently negotiating to restructure the convertible notes with the noteholders and at this time is uncertain as to the outcome. If the restructuring discussions are not successful, the Company intends to use its available cash resources to repay the principal upon maturity per the terms of the convertible notes.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

c.	Issuance of Convertible Debentures :

In March 2020, the Company entered into purchase agreements with a select group of accredited investors for the purchase of $10,250 aggregate principal amount of Convertible Debentures in a private placement. Upon the closing, the Company received approximately $9,400 (net of $800 in issuance expenses).

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

In September 2021, the Company paid semi-annual interest payments totaling, $259, which was paid through the issuance of 334,512 shares.

For the quarter ended March 31, 2021, two debenture holders converted $909 of principal plus interest of their debentures, which was a portion of their holding. The principal and interest were paid through the issuance of 1,201,472 shares. There were no conversions for the quarters ended June 30, 2021 or September 30, 2021.

On June 11, 2020, one of the debenture holders converted $48 of principal plus interest of their debentures, which was a portion of their holding. The principal and interest was paid through the issuance of 64,542 shares.

The Company incurred interest expense for the three and nine months ended September 30, 2021 of $180 and $523, of which $44 and $134 are related to the amortization of debt issuance costs, respectively. The Company incurred interest expense for the three and nine months ended September 30, 2020 of $188 and $400, of which $49 and $98 are related to the amortization of debt issuance costs, respectively.

The Company has accrued interest of $20 as of September 30, 2021.

The principal balance of the Convertible Debentures as of September 30, 2021 was $9,000. As of September 30, 2021, the total estimated fair value of the Convertible Debentures was approximately $5,600. The fair value was determined based on the closing trading price of $0.62 per share multiplied by the Convertible Debentures principal balance as of the last day of trading for the period The fair value of the Convertible Debentures is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Convertible Debentures in an over-the-counter market.

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

As of September 30, 2021, an aggregate of 6,481,815 ordinary shares of the Company are still available for future grant under the Equity Incentive Plan.

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

As of September 30, 2021, an aggregate of 698,050 ordinary shares of the Company are still available for future grant to non-employee directors.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

f.	A summary of the Company’s employees and directors’ stock option activity under the plans is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at December 31, 2020	6,205,860	$2.09	3.18	$-

Granted	230,000	0.75
Exercised	-	-
Expired and forfeited	(2,785,270)	2.16

Outstanding at September 30, 2021	3,650,590	$1.95	2.95	$2

Options vested and expected to vest at September 30, 2021	3,558,211	$1.96	2.92	$2

Exercisable options at September 30, 2021	2,536,407	$2.03	2.46	$-

Weighted-average fair value of options granted during the quarter		$0.39

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s ordinary shares as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

The total intrinsic value of options exercised during the quarters ended September 30, 2021 and 2020 was $0, and $0, respectively.

The weighted-average grant date fair value of options granted to employees and directors during the quarters ended September 30, 2021 and 2020, was $0.39 and $0.66, respectively.

As of September 30, 2021, the Company had $750 of unrecognized compensation expense related to non-vested stock options granted to employees and directors, expected to be recognized over a remaining weighted-average period of 1.73 years.

g.	The employee and director options outstanding as of September 30, 2021, have been separated into ranges of exercise prices, as follows:

Outstanding				Exercisable
		Weighted- average remaining contractual	Weighted- average exercise		Weighted- average exercise
	Options	life in	price per	Options	price per
Exercise price per share	outstanding	years	share	exercisable	share

$0.54 - $1.64	989,162	3.23	$1.37	546,152	$1.52
$1.70 - $2.00	705,550	2.05	$1.89	621,346	$1.91
$2.05 - $2.14	1,133,640	3.51	$2.09	679,896	$2.09
$2.30 - $2.75	644,912	2.53	$2.39	552,705	$2.38
$2.90 - $3.20	177,326	2.90	$2.90	136,308	$2.96

	3,650,590	2.95	$1.95	2,536,407	$2.03

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

As of September 30, 2021, the Company did not have any unrecognized compensation expense related to non-employee and non-director non-vested stock options.

i.	A summary of the Company’s RSUs activity for employees, directors, and non-employees under the plans is as follows:

	Number of RSUs	Weighted- average grant date fair value

Awarded and unvested at December 31, 2020	2,183,500	$1.50

Granted	5,233,400	0.83
Vested	(878,250)	1.49
Forfeited	(152,500)	1.29

Awarded and unvested at September 30, 2021	6,386,150	$0.96

As of September 30, 2021, the Company had approximately $5,225 of unrecognized compensation expense related to RSUs, expected to be recognized over a weighted-average period of 2.62 years.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

j.	The total stock-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Unaudited		Unaudited

Cost of revenues	$83	$21	$187	$85
Research and development	55	70	150	229
Sales and marketing	100	65	228	204
General and administrative	514	568	1,192	1,358

	$752	$724	$1,757	$1,876

NOTE 6:-	SEGMENT AND GEOGRAPHIC INFORMATION

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of professional services, maintenance, and technical support (see note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

a.	The following sets forth total revenue by geographic area based on the billing address of the customer:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Unaudited		Unaudited

United States	$3,200	$4,201	$10,413	$13,075
Germany	1,991	2,109	6,120	6,269
Europe	851	966	2,788	2,993
Asia Pacific	443	667	1,606	1,900
Israel	849	1,001	2,535	3,350
Other	127	170	365	357

	$7,461	$9,114	$23,827	$27,944

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 6:-	SEGMENT AND GEOGRAPHIC INFORMATION (Cont.)

b.	Major customers:

During the quarter ended September 30, 2021 and 2020, 17% and 22%, respectively, of the Company’s revenues were derived from a single customer. For the quarter ended September 30, 2021, no other customer accounted for more than 10% of total revenue.

c.	Remaining performance obligations:

As of September 30, 2021, approximately $26,625 of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancellable contracts. The Company expects to recognize revenue on approximately 26% of these remaining performance obligations during the remainder of 2021, approximately 51% in 2022, with the remainder recognized thereafter.

d.	Revenue generated by Customer Type:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Unaudited		Unaudited

OEM/Embedded Security (*)	$5,876	$7,354	$18,940	$22,771
Enterprise/SMB (**)	1,585	1,760	4,887	5,173
	$7,461	$9,114	$23,827	$27,944

(*)	This market represents customers who embed Cyren Threat Detection Services and Threat Intelligence Feeds into their infrastructure and/or products to protect their customers and users.
(**)	In this market, Cyren provides enterprise customers email security products, threat intelligence, and cloud-based sandbox threat analysis to protect their employees, data and IP.

e.	The following sets forth the Company’s long-lived tangible assets, net by geographic area:

	September 30,	December 31
	2021	2020
	Unaudited

Israel	$5,852	$6,490
United States	971	1,964
Germany	4,374	5,247
Other	962	1,147

	$12,159	$14,848

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 7:-	FINANCIAL EXPENSE, NET

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Unaudited		Unaudited
Expenses:
Interest expense, net of interest capitalized	$(333)	$(410)	$(964)	$(902)
Foreign currency exchange differences, net	29	190	194	196
Other	(16)	(15)	(51)	(51)

	$(320)	$(235)	$(821)	$(757)

NOTE 8:-	RELATED PARTIES

a.	Balances with related parties:

	September 30,	December 31,
	2021	2020
	Unaudited

Interest expense accrual – Convertible Notes (*)	$176	$32
Interest expense accrual – Convertible Debentures (**)	1	4
Short term Convertible Notes (***)	10,000	10,000
Long term Convertible Debentures (****)	237	234

(*)	Related to the semi-annual interest payable due in June and December related to the convertible notes entered into December 5, 2018. See note 5b. for further details.
(**)	Related to the semi-annual interest payable due in September and March related to the Convertible Debentures entered into March 19, 2020. See note 5c. for further details.
(***)	Related to the convertible notes entered into December 5, 2018. See note 5b. for further details.
(****)	Related to the Convertible Debentures entered into March 19, 2020 See note 5c. for further details.

b.	Transactions with related parties:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Unaudited		Unaudited
Revenue (*)	$17	$-	$17	$-

Interest expense on Convertible Notes (**)	$145	$153	$430	$436
Interest expense on Convertible Debentures (***)	$5	$5	$15	$10

(*)	Related to a new OEM customer agreement signed in Q3 2021 where Cyren and this customer share the same investor.
(**)	Related to the semi-annual interest payable due in June and December related to the convertible notes entered into December 5, 2018. See note 5b. for further details.
(***)	Related to the semi-annual interest payable due in September and March related to the Convertible Debentures entered into March 19, 2020. See note 5c. for further details.

- - - - - - - - - - - - -

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion and analysis includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors in our most recent Annual Report on Form 10-K (the “2020 Annual Report”) and Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” below.

Overview

Purpose built for the cloud, Cyren was an early pioneer and leading innovator of cloud delivered Software-as-a-Service (SaaS) cybersecurity solutions that protect businesses, their employees and customers against threats from email, files, and the web.

We believe our cloud-based approach to security sets us apart from other vendors in the market. Our security solutions are architected around the fundamental belief that cyber security is a race against time – and the cloud best enables the speed, sophistication, and advanced automation needed to detect and block threats as they emerge on the internet. As more and more businesses move their data and applications to the cloud, they need a security provider that is able to keep pace.

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

Cyren’s cloud security products and services fall into three categories:

●	Cyren Threat Detection Services – these services detect a variety of threats in email, files, and from the web, and are embedded into products from the world’s leading email providers, cyber security vendors and managed service providers. Cyren Threat Detection Services include our Email Security Detection Engine, Malware Detection Engine, Web Security Engine, and Threat Analysis Service.

●	Cyren Threat Intelligence Data – Cyren’s Threat Intelligence Products provide valuable threat intelligence data that can be used by enterprise or OEM customers to support threat detection, threat hunting, and incident response. Cyren’s Threat Intelligence offerings include IP Reputation Intelligence, Phishing Intelligence, Malware Intelligence, and Zombie Intelligence.

●	Cyren Enterprise Email Security Products – these include cloud-based solutions designed for enterprise customers and are sold either directly or through channel partners. Cyren Enterprise Email Security products include Cyren Email Security, a cloud-based secure email gateway, and Cyren Inbox Security, an anti-phishing product for Microsoft 365.

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

Growing Our Enterprise Business

Cyren has prioritized growing its enterprise revenues. With the mid-2020 release of our anti-phishing solution, Cyren Inbox Security (CIS), we believe helping enterprises mitigate phishing attacks is our most significant revenue growth opportunity. Given the substantial size of the enterprise anti-phishing market, Cyren believes this new revenue stream has the potential to grow faster than our legacy OEM business. As this CIS business grows, it will gradually contribute to a larger portion of our overall revenue, and as a result, we expect deferred revenue to increase and our operating results and cash flow to improve.

Investments in Operations, Research and Development and Sales and Marketing

Our cost of revenues, research and development expenses, and sales and marketing expenses are all significant contributing factors to our operating losses. Over time, we expect we will increase utilization of our cloud infrastructure which we expect will provide the opportunity for improved gross margins. Our investments in research and development are required in order to enhance and improve our solutions. In the future, we expect to lower the rate of R&D investment as a percentage of revenue. The return on our sales and marketing investment is tied to attracting new customers and enhancing our business with existing customers, thereby lowering the overall sales and marketing costs as a percent of revenues. During 2020 we reduced our overall headcount in order to reduce expenses, and we believe managing future headcount and expense growth will be key in improving our gross and operating margins over time. In the third quarter of 2021, headcount remained consistent with the second quarter of 2021. Headcount on a year-over-year basis is down by about 10% which has led to a decline in operating expenses on a year-to-date basis compared to the corresponding period a year ago. We continue to monitor expenses and where possible, reduce expenses. We believe managing future headcount and expense growth will be key in improving our gross and operating margins over time given the recent decline in revenue.

Components of our Operating Results

Revenue

We derive revenues from the sale of real-time cloud-based services for each of Cyren’s email security, web security, antimalware, and advanced threat protection offerings.

We sell all of our solutions as subscription services, either to OEMs and service providers or directly or indirectly to enterprises.

Cost of Revenue

Personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation for employees that operate our cloud infrastructure and provide support services to our customers, as well as data center costs, are the most significant components of our cost of revenues. Other costs include third-party contractors, royalties for use of third-party technologies, amortization of intangibles, and depreciation of data center equipment. We expect these costs may increase in absolute dollars as we continue to optimize our cloud infrastructure and our support services, but should reduce as a percentage of overall revenue.

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

RESULTS OF OPERATIONS

The following table sets forth financial data for the three and nine months ended September 30, 2021 and 2020. Percentages may not add due to rounding.

	Three months ended				Nine months ended
	September 30				September 30
	2021	%	2020	%	2021	%	2020	%
	Unaudited		Unaudited		Unaudited		Unaudited

Revenues	$7,461	100%	$9,114	100%	$23,827	100%	$27,944	100%
Cost of revenues	3,732	50%	3,792	42%	11,332	48%	11,168	40%

Gross profit	3,729	50%	5,322	58%	12,495	52%	16,776	60%

Operating expenses:

Research and development, net	4,100	55%	4,769	52%	12,460	52%	12,264	44%
Sales and marketing	2,785	37%	2,942	32%	8,154	34%	9,123	33%
General and administrative	2,336	31%	2,302	25%	6,801	29%	6,992	25%

Total operating expenses	9,221	124%	10,013	110%	27,415	115%	28,379	102%
Operating loss	(5,492)	(74)%	(4,691)	(51)%	(14,920)	(63)%	(11,603)	(42)%
Other income (expense), net	5	0%	1	0%	(12)	0%	9	0%
Financial expense, net	(320)	(4)%	(235)	(3)%	(821)	(3)%	(757)	(3)%

Loss before taxes	(5,807)	(78)%	(4,925)	(54)%	(15,753)	(66)%	(12,351)	(44)%
Tax benefit	20	0%	33	0%	181	1%	94	0%

Net loss	$(5,787)	(78)%	$4,892	(54)%	$(15,572)	(65)%	$(12,257)	(44)%

Three and Nine months Ended September 30, 2021 Compared to the Three and Nine months Ended September 30, 2020

Revenues. Revenues for the three and nine months ended September 30, 2021 decreased $1.7 million, or 18%, and $4.1 million or 15%, respectively, as compared to the corresponding periods last year. The decrease was mainly driven by a contract reduction from our largest customer (as first disclosed in the Q3 2020 Form 10-Q), which was effective in Q2 2021 and is detailed in Note 6.b. The revenue impact of this contract reduction was $0.7 million and $1.7 million for the three and nine months ended September 30, 2021, respectively. Customer renewals at lower values and churn, coupled with the end of life of several legacy Enterprise products during 2020 also contributed to the decline in revenue for the respective periods.

During the second quarter of 2020, the Company released two new products, Cyren Inbox Security and Threat InDepth. Since these product launches, the Company has signed numerous new customer contracts representing over $2.5 million in revenue, but due to the timing and ratable nature of the contracts, there was not a material amount of revenue recognized in the nine months of 2021.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2021 were consistent with the corresponding period last year. Cost of revenue for the nine months ended September 30, 2021 increased by $0.2 million or 1% as compared to the corresponding periods last year.

For the three months ended September 30, 2021, cost of revenues represented 50% of revenue, compared to 42% during the prior year, and accordingly, gross margins for the period were 50% for the three months ended September 30, 2021 compared to 58% for the same period in the prior year.

For the nine months ended September 30, 2021 cost of revenues represented 48% of revenue, compared to 40% during the prior year, and accordingly, gross margins for the period were 52% for the nine months ended September 30, 2021 compared to 60% for the same period in the prior year. The increase on a year-to-date basis is driven by an increase in amortization of capitalized development expenses of $0.3 million as a result of the newest Enterprise products launched in Q2 2020, an increase in bonus and stock-based compensation expense of $0.2 million and $0.1 million in the use of consultants. Offsetting the overall increase was a decrease in payroll and related costs of approximately $0.1 million due to a decline employee headcount of 32 employees as of September 30, 2021 compared to 35 as of September 30, 2020. Additional decreases were related to $0.2 million in costs associated with our global network and data centers as well as depreciation associated with data center assets and $0.1 million associated with royalties due to the decline in revenue.

Operating Expenses. Total operating expenses for the three and nine months ended September 30, 2021 decreased $0.8 million, or 8%, and $1.0 million or 3%, respectively, as compared to the corresponding periods last year.

Operating expenses for the three months ended September 30, 2021, represented 124% of revenue, compared to 110% for the three months ended September 30, 2020. For the nine months ended September 30, 2021, operating expenses represented 115% of revenue, compared to 102% for the nine months ended September 30, 2020. The decrease in operating expenses was primarily due to a decrease in employee headcount, which totaled 171 employees at the end of September 30, 2021, compared to 191 employees at the end of September 30, 2020.

Research and Development, Net. Research and development expenses, net decreased $0.7 million, or 14% for the three months ended September 30, 2021. For the nine months ended September 30, 2021, research and development expenses, net increased by $0.2 million or 2% as compared to the corresponding period last year. R&D expense, net for the three months ended September 30, 2021 represented 55% of revenue, compared to 52% a year ago. For the nine months ended September 30, 2021, R&D expense, net represented 52% of revenue compared to 44% a year ago. R&D headcount was 111 employees as of September 30, 2021 compared to 118 as of September 30, 2020.

Capitalization of technology development, which reduces expenses, decreased to zero for the three months ended September 30, 2021 from $0.2 million for the three months ended September 30, 2020 primarily driven by the new product launch in the second quarter of 2020 which as a result, in subsequent quarters, the capitalization has declined, leading to higher R&D costs. This was offset by the one-time write-off of $0.7 million in Q3 2020 of a previously capitalized R&D project that did not reoccur in Q3 2021. The decrease in R&D expense, net is also driven by reduced employee headcount leading to lower payroll and related costs of $0.2 million.

Capitalization of technology development, which reduces expenses, decreased to $0.2 million for the nine months ended September 30, 2021 from $1.8 million for the nine months ended September 30, 2020 primarily driven by the new product launch in the second quarter of 2020 which as a result, in subsequent quarters, the capitalization has declined, leading to higher R&D costs. This was offset by the one-time write-off of $0.7 million in Q3 2020 of a previously capitalized R&D project that did not reoccur in Q3 2021. The decrease in R&D expense, net is also driven by reduced employee headcount leading to lower payroll and related costs of $0.5 million and a decrease in the use of outside services and consultants of $0.2 million.

Sales and Marketing. Sales and marketing expenses decreased $0.2 million, or 5% for the three months ended September 30, 2021 and decreased by $1.0 million, or 11%, for the nine months ended September 30, 2021, as compared to the corresponding periods last year. Sales and marketing expenses for the three months ended September 30, 2021 represented 37% of revenue, compared to 32% a year ago. For the nine months ended September 30, 2021, sales and marketing expenses represented 34% of revenue compared to 33% a year ago.

For the three months ended September 30, 2021 compared to the same period a year ago, the decrease in sales and marketing expense was due to a reduction of overall sales and marketing headcount to 33 employees at the end of the third quarter of 2021 compared to 41 employees at the end of the third quarter of 2020. The primary driver of the decline is due to payroll and related costs decreasing by $0.1 million as a result of the decrease in headcount.

For the nine months ended September 30, 2021 compared to the same period a year ago, the decrease in sales and marketing expense was due to a reduction of overall sales and marketing headcount to 33 employees at the end of the third quarter of 2021 compared to 41 employees at the end of the third quarter of 2020. Payroll and payroll-related costs decreased by $0.7 million, intangible asset amortization decreased by $0.1 million as an asset had been fully amortized in Q3 2020, travel and related costs decreased by $0.1 million, and allocated costs to sales and marketing decreased by $0.2 million due the decline in headcount. These decreases were offset by an increase in the use of outside services by $0.1 million to enhance our sales and marketing efforts to support the growth of our 2020 new product releases.

General and Administrative. General and administrative (G&A) expenses for the three months ended September 30, 2021 were consistent with the corresponding periods last year. For the nine months ended September 30, 2021, G&A expenses decreased by $0.2 million, or 3%, as compared to the corresponding periods last year. G&A expenses for the three months ended September 30, 2021 represented 31% of revenue, compared to 25% a year ago. G&A expense for the nine months ended September 30, 2021 represented 29% of revenue, compared to 25% a year ago.

For the nine months ended September 30, 2021 compared to the same period a year ago, legal expenses increased by $0.3 million primarily due to additional legal work related to two capital raises in 2021 compared to only one in 2020. This increase was offset by a decrease in travel-related costs of $0.1 million due to COVID-19, a decrease in bad debt expense of $0.2 million due to improved customer collections, a $0.1 million decrease in Corporate & IT allocations due to the decline in headcount and a $0.1 million decrease due to the reduction in the use of certain outside services and consultants.

Other Income (Expense), Net. Other income, net for the three months ended September 30, 2021 was $0.005 million primarily related to a miscellaneous cash receipt. Other income, net for the three months ended September 30, 2020 was $0.001 million with $0.001 million related to the proceeds on the disposal of fixed assets.

Other income, net for the nine months ended September 30, 2021 was an expense of $0.012 million primarily related to the disposal of fixed assets associated with the exit of an office lease of $0.017 million offset by a miscellaneous cash receipt of $0.005 million. Other income, net for the nine months ended September 30, 2020 was $0.009 million with $0.013 million of expense associated with the disposal of fixed assets associated with the exit of an office lease offset by income of $0.021 million related to miscellaneous cash receipts.

Financial Expense, Net. Financial expenses, net, were consistent for the three months ended September 30, 2021 as compared to the corresponding periods last year. For the nine months ended September 30, 2021, financial expenses, net decreased by $0.06 million or 8%, as compared to the corresponding periods last year. For the nine months ended September 30, 2021, interest expenses increased by $0.06 million due to a full quarter of interest expense for the three months ended March 31, 2021 due to the issuance of the Convertible Debentures on March 19, 2020 which resulted in a partial period of interest expense in the first quarter of 2020.

Effective Corporate Tax Rates

Corporate tax rates and real capital gains tax in Israel were 23% for the three months ended September 30, 2021 and 2020.

Our German subsidiary is subject to German tax at a consolidated rate of approximately 30%.

Other non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

We do not provide deferred tax liabilities when we intend to reinvest earnings of foreign subsidiaries indefinitely. As of September 30, 2021, there are no undistributed earnings of foreign subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future and therefore, the Company intends to finance operating costs over the next twelve months through a combination of existing cash on hand, reducing operating spend, potentially divesting non-core assets, and future issuances of equity and/or debt securities. As of September 30, 2021, we had an accumulated deficit of $264.2 million, cash and cash equivalents of $17.9 million, and generated a year-to-date net loss of $15.6 million. We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. Current assets amounted to approximately $24.3 million with current liabilities of approximately $25.3 million, resulting in negative working capital (defined as current assets minus current liabilities) of approximately $1.0 million. The current cash balance and historical trend of cash used in operations along with the maturity of the convertible notes in December 2021, lack of certainty regarding a future capital raise and our ability to renegotiate the term of the convertible notes, raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date of issuance of this Form 10-Q. As the convertible notes mature in December 2021, the Company is currently negotiating to restructure the convertible notes with the noteholders and at this time is uncertain as to the outcome. If the restructuring discussions are not successful, the Company intends to use its available cash resources to repay the principal upon maturity per the terms of the convertible notes. The inability to borrow or raise sufficient funds on commercially reasonable terms, would have serious consequences to our financial condition and results of operations.

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

Outlook

On July 8, 2021, the shareholders of the Company approved an increase in the number of authorized ordinary shares from 110,000,000 ordinary shares of nominal value NIS 0.15 per share to 160,000,000 ordinary shares of nominal value NIS 0.15 per share. The Company’s ability to continue as a going concern is dependent upon the Company growing the business, obtaining the necessary financing to meet its obligations, repay its liabilities arising from normal business operations, and the Company’s ability to gain compliance with the Nasdaq Capital Market listing standards (see Item 1A Risk Factors in the 2020Annual Report and Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 for additional information). The initial cure period ended on October 5, 2021. The Company received a 180-day extension in October 2021 to meet the minimum bid price requirement. The Company now has until April 4, 2022 to meet this requirement. The Company will continue to monitor the bid price for its ordinary shares and consider various options available to it if the ordinary shares do not trade at a level that is likely to regain compliance. These options include effecting a reverse stock split. There can be no assurance that the Company will regain compliance with the minimum bid price requirement or maintain compliance with any of the other Nasdaq continued listing requirements. The Company is currently negotiating to restructure the convertible notes with the noteholders and at this time is uncertain as to the outcome. The Company’s ability to raise additional equity is limited by the number of authorized shares available. While the Company intends to finance operating costs over the next twelve months through a combination of existing cash on hand, reducing operating spend, potentially divesting non-core assets, amending the terms of outstanding debt securities, and future issuances of equity and/or debt securities the Company cannot predict the availability of additional financing or the outcome of its actions to generate liquidity or regain compliance with the Nasdaq Capital Market listing standards.

Over the past several years, the Company has devoted most of its effort to research and development and increasing revenues through additional investments in sales and marketing. The Company generated a net loss of $15.6 million for the nine months ended September 30, 2021 and a negative cash flow of $12.5 million from operating activities for the nine months ended September 30, 2021. The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future.

Cash Flows from Operating Activities

Cash used in operating activities was $12.5 million for the nine months ended September 30, 2021 as compared to $5.4 million for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, the primary factors affecting our operating cash flows during the period were our net loss of $15.6 million, adjusted for non-cash items of $1.8 million of stock-based compensation expense, $1.3 million for amortization of our non-cash operating lease expense, $3.9 million for depreciation and amortization of our property, equipment, and intangible assets, $1.0 million for amortization of deferred commissions and $1.0 million associated with interest and amortization of debt issuance costs associated with our convertible notes and debentures. The primary drivers of the changes in operating assets and liabilities were a $1.5 million decrease in operating lease liabilities, a $0.8 million decrease in capitalization of deferred commissions, a $0.7 million decrease in prepaid expenses and other receivables, and offset by an increase in trade receivables of $2.9 million primarily driven by a delayed payment from a customer of $2.1 million which was received in October 2021.

For the nine months ended September 30, 2020, the factors affecting our operating cash flows during the period were our net loss of 12.3 million, adjusted for non-cash items of $1.9 million of stock-based compensation expense, $1.5 million for amortization of our operating lease right-of-use assets, $3.9 million for depreciation and amortization of our property, equipment and intangible assets, and $1.2 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were an increase of $1.0 million in deferred revenue offset by a $1.5 million decrease in operating lease liabilities and a $0.9 million decrease in capitalization of deferred commissions.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $0.7 million which primarily consisted of $0.2 million for capitalization of technology and $0.5 million used to purchase property and equipment.

For the nine months ended September 30, 2020, net cash used in investing activities was $2.6 million which primarily consisted of $1.1 million for capitalization of technology and $1.5 million used to purchase property and equipment.

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

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, net cash generated by financing activities was $21.9 million as we issued to several institutional investors in February 2021 in a registered direct offering (the “Offering”) 12,000,000 of our ordinary shares at a purchase price of $1.15 per share for net proceeds of approximately $12.6 million. In September 2021, we issued 14,152,779 ordinary shares to certain institutional investors at a purchase from of $0.72 per share for net proceeds of approximately $9.3 million.

For the nine months ended September 30, 2020, net cash generated by financing activities was $9.4 million which was attributable to the Convertible Debentures issued on March 19, 2020 with gross proceeds of $10.2 million, offset by the payment of debt issuance costs of $0.8 million.

Working Capital

As of September 30, 2021, we had negative working capital of $1.0 million and as of September 30, 2020, we had positive working capital of $0.4 million. The decrease in working capital in 2021 compared to 2020 was driven by the $10.0 million convertible notes which are due December 2021 and as a result, are presented in current liabilities as of September 30, 2021, compared to long-term liabilities as of September 30, 2020 and offset by a higher cash balance as of September 30, 2021 compared to September 30, 2020 due to the capital raise noted above in September 2021.

Financings

On December 5, 2018, the Company issued $10.0 million aggregate principal amount of convertible notes in a private placement to affiliates of an existing minority institutional shareholder. The convertible notes are unsecured, unsubordinated obligations of Cyren and carry a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes have a 3-year term and mature in December 2021, unless converted in accordance with their terms prior to maturity. The notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted-average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. We are currently negotiating to restructure the convertible notes with the noteholders to postpone the final repayment date by several months under certain terms, although there is no assurance that we will be able to do so on commercially reasonable terms or at all. If the restructuring discussions are not successful, the Company intends to use its available cash resources to repay the principal upon maturity per the terms of the convertible notes.

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

On February 16, 2021, we issued to several institutional investors in a registered direct offering, 12,000,000 of our Ordinary Shares at a purchase price of $1.15 per share for net proceeds of approximately $12.6 million. We intend to use the proceeds from this offering for working capital and general corporate purposes. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.38.

We also issued to the placement agent or its designees warrants to purchase up to 720,000 ordinary shares, representing 6% of the aggregate number of ordinary shares sold in the offering. The placement agent warrants have an exercise price equal to $1.4375, or 125% of the offering price, per Ordinary Share and became exercisable on August 16, 2021 for five years from the effective date of the offering.

On September 17, 2021, we issued to several institutional investors in a private placement, 14,152,799 of our ordinary shares at a purchase price of $0.72 per share and warrants to purchase up to 14,152,779 ordinary shares at an exercise price of $0.60 per share. The warrants will be exercisable immediately and terminate on March 17, 2025. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.02.

We also issued to the placement agent or its designees warrants to purchase up to 849,167 ordinary shares, representing 6.0% of the aggregate number of ordinary shares sold in the offering. The placement agent warrants have an exercise price equal to $0.90 per share, or 125% of the offering price per share and were exercisable immediately and terminate on March 17, 2025.

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

On October 1, 2021, as a part of the private placement noted above in September 2021, we a filed shelf registration statement on Form S-3 with the SEC. This registration registered 29,154,725 ordinary shares, consisting of (i) 14,152,779 ordinary shares, (ii) 14,152,779 ordinary shares issuable upon the exercise of warrants issued in a private placement described above, and (iii) 849,167 ordinary shares issuable upon exercise of the placement agent warrants issued in a private placement described above.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2. Significant Accounting Policies to our consolidated financial statements included in the Company’s 2020 Annual Report. There have been no significant changes to these policies for the three months ended September 30, 2021, except as described in Note 2. Significant Accounting Policies to our condensed consolidated financial statements are included elsewhere in this Quarterly Report. The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. We urge you to consider that statements which use the terms “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate”, “will” and similar expressions are intended to identify forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements regarding:

●	our expectations that our utilization of our cloud infrastructure will increase and provide an opportunity for improved gross margins;

●	our expectations regarding our partnership with Microsoft;

●	our expectations regarding our future profitability and revenue growth;

●	our expectations that R&D expenses may increase as we enhance newly released products from 2020;

●	our beliefs regarding the importance of R&D;

●	our expectation to lower R&D investment as a percentage of revenue in the future and to drive more revenue from existing solutions rather than by adding new solutions;

●	our expectations regarding reducing the historical rate of headcount growth and its resulting impact on our gross and operating margins over time;

●	our expectations regarding growth of our enterprise business and its expected impact on our business, including its contribution to our cash flow and return on investment;

●	our expectations regarding our capital expenditures for 2021;

●	our belief regarding the adequacy of our existing capital resources and other future measures to satisfy our expected liquidity requirements;

●	our expectations regarding trends in the market for internet security and technology industry; and

●	our expectations regarding existing and new threats, key challenges and opportunities in our industry, and their impact on our business, including the impact of innovations in the technology industry.

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to the factors described in Part II. Item 1A. Risk Factors in the Quarterly Report for the quarterly period ended March 31, 2021 and Part I. Item 1A. Risk Factors, of the 2020 Annual Report for additional information regarding factors that could affect our results of operations, financial condition, and liquidity. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to update or revise any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2021. Based on such evaluation, such officers have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Securities and Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
4.2	Amended and Restated Articles of Association, as amended on September 9, 2021 (incorporated by reference to Exhibit 4.2 to the Form S-3 (File No. 333-259959) filed on October 1, 2021.
31.1	Certification by Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page iXBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYREN LTD.

November 15, 2021	/s/ Brett Jackson
Brett Jackson Chief Executive Officer
(Duly Authorized Officer)

November 15, 2021	/s/ Kenneth Tarpey
Kenneth Tarpey Chief Financial Officer
(Principal Financial Officer)