Form 10-K
period 2021-12-31
CYREN Ltd.
filed 2022-03-24
CIK 1084577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 000-26495

CYREN LTD.

(Exact name of Registrant as specified in its charter)

Israel	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Ha-Menofim St., 5th Floor
Herzliya, Israel	4672561
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 011–972–9–863–6888

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value ILS 3.00 per share	CYRN	Nasdaq Capital Market

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

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $35.2 million as of June 30, 2021.

The number of shares outstanding of the Registrant’s ordinary shares (as of February 28, 2022): Ordinary Shares — 5,333,564.

Documents Incorporated By Reference

None

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, and assumptions. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. We urge you to consider that statements which use the terms “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate”, “will” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report contains forward-looking statements regarding:

●	our expectations regarding our future profitability and revenue growth;

●	our expectations regarding increases in cost of revenue and operating expenses, including as a result of our anticipated investments in R&D;

●	our expectation to lower the rate of R&D investment as a percentage of revenue in the future and to drive more revenue from existing solutions rather than by adding new solutions;

●	our expectations regarding reducing the historical rate of headcount growth and its resulting impact on our gross and operating margins over time;

●	our expectations regarding growth of our enterprise business and its expected impact on our business, including its contribution to our cash flow and return on investment;

●	our expectations regarding our ability to raise additional capital or issue more debt;

●	our expectations regarding our capital expenditures for 2022;

●	our belief regarding the adequacy of our existing capital resources and other future measures to satisfy our expected liquidity requirements;

●	our beliefs regarding our competitive position in the market in which we operate;

●	our expectations regarding the regulatory environment of data privacy in the EU;

●	our anticipated significant investments in R&D and promotion of our brand;

●	our expectations regarding trends in the market for internet security and technology industry;

●	our expectations regarding existing and new threats, key challenges and opportunities in our industry and their impact on our business, including the impact of innovations in the technology industry;

●	our expectations regarding the increase in utilization of our cloud infrastructure and the resulting impact on our gross margins;

●	our expectations regarding continued and future customers that will contribute to our revenue, and the solutions we provide to such customers;

●	our beliefs regarding factors that make our vision compelling to the IT security market;

●	our expectations regarding the locations where we conduct our business;

●	our belief regarding passive foreign investment company status;

●	our expectations regarding the impact of litigation;

●	our beliefs regarding our net operating loss carry-forwards; and

●	our expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements.

Risk Factor Summary

We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. We wish to caution readers that certain important factors may have affected and could affect our future results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following is a summary of our principal risks, as set forth in the section entitled “Item 1A. Risk Factors,” that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements to include, but not limited to, the following:

●	our ability to continue as a going concern;

●	our ability to execute our business strategy;

●	our ability to successfully enhance our existing products and introduce new products;

●	the commercial success of our products;

●	lack of demand for our products, including actual or perceived decreases in levels of cyber attacks;

●	our ability to manage our costs, indebtedness and avoid unanticipated liabilities and achieve profitability;

●	our ability to grow our revenues, including the ability of existing products to drive sufficient revenue;

●	our ability to raise additional capital or debt;

●	our ability to attract new customers and increase revenue from existing customers;

●	market acceptance of our existing and new products;

●	our ability to adapt to changing technological requirements and shifting preferences of our customers;

●	the impact of COVID-19;

●	our ability to remain listed on The Nasdaq Stock Market (“Nasdaq”);

●	loss of any of our large customers or contracts;

●	adverse conditions in the national and global financial markets;

●	the impact of currency fluctuations;

●	political and other conditions that may limit our R&D activities;

●	increased competition or our ability to anticipate or effectively react to competitive challenges;

●	the ability of our brand awareness strategies to enhance our brand recognition;

●	our ability to retain key personnel;

●	performance of our OEM partners, service providers and resellers;

●	our ability to successfully estimate the impact of regulatory matters;

●	our ability to comply with applicable laws and regulations and the impact of changes in applicable laws and regulations, including tax legislation or policies;

●	economic, regulatory, and political risks associated with our international operations;

●	the impact of cyber attacks or a security breach of our systems;

●	our ability to protect our brand name and intellectual property rights; and

●	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements.

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

Cyren was an early pioneer and is a provider of cloud delivered Software-as-a-Service (SaaS) cybersecurity solutions that protect businesses, their employees, and customers against threats from email, files, and the web.

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

Security threats are more prevalent and stealthier than ever. As cybercrime has become more sophisticated, every malware, phishing and ransomware variant is unique, making it more difficult to detect. While organizations have traditionally protected their users with security at their network perimeter, more frequent and evasive attacks combined with a more distributed and virtual workforce are reducing the effectiveness of this approach. Traditional approaches may lack the real-time threat intelligence and processing power to detect emerging threats, and the growth of mobile devices and an increasingly distributed workforce mean that more and more business is conducted outside of the traditional network perimeter. As a result, when new attacks appear in a matter of seconds, legacy cybersecurity products can leave companies vulnerable for hours, days or even weeks.

Our Offerings

Cyren’s cloud security products and services fall into three categories:

●	Cyren Threat Detection Services – these services detect a variety of threats in email, files and from the web, and are embedded into products from the world’s leading email, cybersecurity vendors and managed service providers (MSPs). Cyren Threat Detection Services include our Email Security Detection Engine, Malware Detection Engine, Web Security Engine, and Threat Analysis Service.

●	Cyren Threat Intelligence Data – Cyren’s Threat Intelligence Data products provide valuable threat intelligence that can be used by enterprise or OEM customers to support threat detection, threat hunting and incident response. Cyren’s Threat Intelligence Data offerings include IP Reputation Intelligence, Phishing Intelligence, Malware Intelligence and Zombie Intelligence.

●	Cyren Enterprise Email Security Products – these include cloud-based solutions designed for enterprise customers, and are sold either directly or through channel partners. Cyren Enterprise Email Security products include Cyren Email Security, a cloud-based secure email gateway and Cyren Inbox Security, an anti-phishing and remediation product for Microsoft 365.

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

Figure 1: Cyren Threat Detection and Intelligence Services include threat detection engines, threat intelligence data, and our threat analysis services which are connected through the GlobalView security cloud.

Threat Detection Services

Used and trusted by many of the world’s leading email providers, cybersecurity vendors and MSPs, Cyren Threat Detection Services empower technology companies with the real-time threat detection capabilities enabled by our threat detection engines and our GlobalView threat intelligence network, backed by a dedicated technical and commercial support model. Our globally comprehensive and unique insights into current and emerging threats are provided as individual cyber intelligence services:

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

Malware Detection Engine – Our malware detection capabilities are used to detect the latest viruses, malware, ransomware, and advanced threats that are used by hackers to infiltrate an enterprise’s network. Our SDK can scan and classify objects including files, scripts, emails, and web-based threats, and use cases include email scanning, UTM and firewall appliances, and anti-malware software applications. Cyren’s Malware Detection Engine is used primarily to protect email applications.

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

Cyren Enterprise Security Products

Cyren historically provided SMB and enterprise customers a set of internet security services from a common integrated platform called Cyren Cloud Security (CCS). CCS applications included Cyren Web Security (a SaaS secure web gateway), Cyren Email Security (a SaaS secure email gateway), Cyren DNS Security (a SaaS DNS web filtering solution), and Cyren Cloud Sandboxing (an advanced threat protection service integrated into Cyren Web Security and Cyren Email Security, and also available as a standalone service).

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

By utilizing the native API integration offered by Microsoft 365, Cyren Inbox Security is able to detect email-based phishing threats on a continuous basis, as well as provide powerful remediation capabilities to identify and mitigate the types of phishing attacks that legacy perimeter defenses find challenging to stop, including:

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

Sales and Marketing

Cyren’s cloud security solutions are sold into two markets:

●	OEM/Embedded Security (Security product vendors, email providers, MSPs/MMSPs)

◌	In this market segment, our customers embed Cyren Threat Detection Services and Threat Intelligence Data into their infrastructure and/or products to protect their customers.

●	Enterprise

◌	In this market segment, Cyren provides enterprise customers Email Security products, including secure email gateway and anti-phishing solutions, to protect their employees, data, and IP.

OEM/Embedded Security Market

Sales

We target two primary segments to sell our Threat Detection Services and Threat Intelligence Data:

●	Service providers. Organizations offering internet access or email services that need to protect their customers from internet threats. For these partners, we offer carrier-class email security, web security, and advanced threat protection services that can be integrated into their large-scale, high performance infrastructures.

●	Cyber Security vendors. Network equipment and security vendors offering endpoint, gateway, and cloud-based solutions that need to augment their security capabilities or integrate third party best-of-breed internet security capabilities into their products. For these partners, we offer cloud-based APIs and SDKs for email security, web security, endpoint protection, and advanced threat protection that can be integrated into their on-premise appliances or cloud solutions.

Our sales team for these segments are organized by geographic regions, including Europe, the Middle East and Africa (EMEA), North America, and Asia Pacific. The sales process for these segments entails consultative, technical business development engagements working with partner product management and engineering teams to architect and integrate our solutions into their products.

Enterprise Market

Sales

Our sales and marketing programs are organized by geographic regions, including EMEA and North America.

We sell through both direct and indirect channels, including distributors, value added resellers and managed service providers:

●	Direct sales. We market and sell our solutions to enterprise customers directly through our direct sales teams, as well as indirectly through channels where our sales organization actively works with our network of distributors and resellers. Our sales personnel are located in North America and EMEA.

●	Indirect channel. We engage value-added resellers directly or via a two-tier distribution model, where resellers purchase Cyren services through a distribution partner, as opposed to directly from us, and distributors provide sales support services such as technical support, education, training, and financial services. Our reseller partners maintain relationships with their customers throughout the territories in which they operate, providing them with services and third-party solutions to help meet their evolving security requirements. As such, these partners act as a direct conduit through which we can connect with these prospective customers to offer our solutions.

●	Managed service providers. Unlike many other security products on the market today, Cyren’s platform is architected as an integrated platform offering multi-tenant cloud services and delegated administration. This enables MSPs to operate our services on behalf of multiple customers, allowing them to deliver turnkey internet security services to their customer bases.

Marketing

We execute marketing programs to build awareness, generate demand and encourage customer adoption of our solutions. Our marketing programs include a variety of digital marketing, advertising, conferences, events, public relations activities, and web-based seminar campaigns targeted at key users and decision makers within our prospective customers. We offer free product trials to allow prospective customers to experience the capabilities of our products, to learn in detail about the features of our products and to quantify the potential benefits.

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

In 2004, we purchased a United States patent, U.S. Patent No. 6,330,590 that relates to the Recurrent Pattern Detection (RPD) technology used in many of our security solutions. During 2006, we filed a provisional patent application in the United States relating to the prevention of spam in streaming systems or, in other words, unwanted conversational media sessions (i.e., voice and video related). This provisional application was converted to a full patent application and that application was then divided into three applications. The United States Patent and Trademark Office granted the original application as United States Patent No. 7,849,186. The three divisional patents were also subsequently granted as United States Patent No. 7,991,919, United States Patent No. 8,190,737, and United States Patent No. 8,195,795, all of which have a term concurrent with US Patent No. 7,849,186. In 2016, we filed a provisional patent application in the United States relating to a multi-sandbox array that utilizes unique intellectual property we developed in support of our cyber threat protection capabilities. In February 2017, we converted this provisional application into full patent applications for the multi-sandbox array in the United States, Europe, and Israel. The resulting US patent No. 10,482,243 was granted in November 2019, Israel patent 250797 was granted in July 2020, and European patent EP3211558 was granted in September 2021. In July 2018 we filed a provisional patent application in the United States relating to phishing detection systems and methods we developed in support of our anti-phishing capabilities. In July 2019, we converted this provisional application into full patent applications for phishing detection in the United States, Europe, and Israel. In September 2021, we filed a continuation patent application in the United States covering our phishing protection solutions for mobile devices. In 2019 U.S. Patent No. 6,330,590 expired after completion of its full 20-year term. We may seek to patent certain additional software or other technology in the future.

We have registered trademarks for our company name “Cyren” in the US and Europe and we are also maintaining our registered trademark for “Commtouch” in the U.S. Through acquisition, we also acquired registered trademarks such as “FRISK”, “F-PROT”, “eleven”, “Expurgate” and “Command Anti-malware”. We may allow certain of these trademarks to lapse over time. Since at least September 2003, we have claimed common law trademark rights in “RPD” and “Recurrent Pattern Detection”, as applicable to our messaging security solutions. We have also been claiming common law trademark rights in “Zero-Hour” in relation to our virus outbreak detection product (and more recently one of our web security products) and “GlobalView” in relation to our Internet Protocol, or IP, reputation and web security products, as well as our “cloud computing” network infrastructure.

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

Government Programs

Under the R&D Law, research and development programs approved by the Research Committee (the “Research Committee”) of the Israeli Innovation Authority (the “IIA”) are eligible for “Benefits” which include grants, loans, exemptions, discounts, guarantees and additional means of assistance, but with the exclusion of purchase of shares, provided under various tracks promulgated by the Council Body (the “Tracks”). Most Tracks require the repayment of the Benefits in the form of the payment of royalties from the sale of the product developed in accordance with the published Track guidelines and subject to other restrictions. Once a project is approved, the IIA awards grants of up to 50% of the project’s expenditures in return for royalties, usually at the rate of 3% of sales of products developed with such grants. For projects approved after January 1, 1999, the amount of royalties payable was up to a dollar-linked amount equal to 100% of such grants plus interest at LIBOR. The total amount of grants received as of December 31, 2021 (none received since 2018) is approximately $6.4. Our total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties paid or accrued, is approximately $2.6 million as of December 31, 2021.

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

Research and Development

We invest substantial resources in research and development to enhance our products and services, build new products and improve our core technology. We invest heavily in our cloud infrastructure and new product offerings such as Cyren Inbox Security. Our engineering team has deep security expertise and works closely with customers to identify their current and future needs. In addition to our focus on hardware and software, our research and development team is focused on research into next-generation threats, which is required to respond to the rapidly changing threat landscape. We plan to continue to invest in resources to conduct our research and development effort.

Customers

As of December 31, 2021, we had customers of all sizes across a wide variety of industries. During the year ended December 31, 2021, one customer accounted for approximately 19% of total revenue. No other individual customer accounted for more than 10% of total revenue. During the year ended December 31, 2020, the same customer accounted for approximately 23% of total revenue.

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

The market for real-time virus protection products is also constantly evolving, as those designing and proliferating viruses and other malware seek new vulnerabilities and distribution techniques, and also continue to leverage email distribution as a cost-effective medium for accurately targeting broad, numerous potential victims. Cyren’s real-time offering differs from traditional antivirus solutions by leveraging our global footprint and detection technology to rapidly detect outbreaks, often hours or days before traditional anti-malware solutions; it thereby offers a complementary solution to signature and heuristic-based antivirus engines. For this reason, our virus outbreak detection engine has been deployed by many security companies and service providers.

In the market for anti-malware solutions, there are vendors offering reasonably effective solutions using various technologies based on signatures, emulation, and heuristics. Cyren has a targeted OEM/service provider focus, plus an increasing focus on heuristics and zero-day effectiveness. Most companies in this space provide endpoint products and, in some cases, make software development kits available on an OEM basis. Competitors to Cyren include Sophos, Bitdefender, Kaspersky, McAfee, Symantec, and open source software such as Clam-AV (now part of Cisco).

In the market for anti-phishing solutions targeted at enterprise customers, Gartner has defined a category for providers of cloud delivered supplementary email security solutions such as Cyren Inbox Security(1). Although this is an early stage market, Gartner has identified several competitors to Cyren such as, Avanan, GreatHorn, Inky, Ironscales and Vade Secure.

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

Today, no item or user connected to the internet is immune to attack. While many businesses are still studying what security measures might be necessary, cybercriminals are “all in”, creating dangerous new tools to target companies, governments, and private citizens. We need to be mindful that the world has changed, hyper-evasive malware and threat distribution via HTTPS are growing rapidly; mobile devices— both Android and Apple—are increasingly targets.

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

As of December 31, 2021, the Company employed 200 employees. As of December 31, 2021, our employee population is dispersed across the globe with 35% in Israel, 21% in Germany, 19% in the United States, 18% in Iceland, and 7% in the United Kingdom. During 2021, our cost of revenue headcount decreased from 36 to 32 employees, R&D headcount decreased from 117 to 108 employees, sales and marketing headcount decrease from 37 to 33 and general and administrative headcount decreased from 32 to 28 employees.

Except for our employees in Iceland, which in accordance with standard local practices are represented by labor unions, none of our employees are represented by a labor union and are not subject to a collective bargaining agreement. We believe our employee relations are good and we have not experienced any work stoppages.

Approximately 54% of our employees were part of our research and development teams, with the remainder of our employees comprising our sales and marketing, operations and customer support, and administrative teams.

In addition to our employees, we engage independent contractors who primarily provide services to the R&D team in order to meet staffing needs, as it is more cost-effective. As of December 31, 2021, we engaged approximately 40 contractors on a full-time equivalency.

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

Diversity and Inclusion

We strive to promote and advance diversity and inclusion across the Company. We value diverse perspectives and life experiences. We believe that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background, or religious belief. As of December 31, 2021, approximately 30% of our employees were female and across all management roles, approximately 26% of leadership is female.

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

Business and Financial Condition Risks

We may not be able to continue as a going concern.

As of December 31, 2021, we had an accumulated deficit of $271.6 million, cash and cash equivalents of $4.3 million, current liabilities of $12.7 million and generated a net loss of $23.0 million. We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. As of December 31, 2021, our cash and cash equivalents balance is not sufficient to fund our planned operations for at least a year beyond the date of the financial statements included in this report. These factors raise doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. The ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Despite our ability to secure capital in the past, we cannot assure you that we will be able to obtain additional debt or equity financing on favorable terms, if at all. Furthermore, if we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions.

We have a history of losses and may not be able to achieve or maintain profitability.

We have a history of incurring net losses, including net losses of $23.0 million and $17.3 million in 2021 and 2020, respectively. As a result, we had an accumulated deficit of $271.6 million as of December 31, 2021. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We have made and expect to continue to make significant expenditures to develop and expand our business and we do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, expense reductions, a decrease in the growth of our overall market, the impact of the COVID-19 pandemic, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our ordinary shares to decline significantly.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, increases in our costs associated with operating our business including labor, equipment and other inputs. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take could result in a decrease in market share.

Our indebtedness may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities; our debt instruments contain certain events of default which, if triggered, may result in acceleration of our debt.

On March 19, 2020, we issued $10.25 million aggregate principal amount of our 5.75% convertible debentures due March 19, 2024 (the “Convertible Debentures”). Our Convertible Debentures contain certain covenants with which we must comply and events of default which, if triggered, may result in the Convertible Debentures becoming immediately due and payable. These events of default include, but are not limited to, failure to pay interest and principal when due, failure to perform any term, covenant or agreement contained in the Convertible Debentures, certain events of bankruptcy, insolvency or reorganization, and certain defaults on our obligations under other debt instruments. In addition, as long as the Convertible Debentures are outstanding, we must obtain consent of the holders in order to take the following actions as required by the respective debt instruments:

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

These consent requirements could restrict us from taking any of the above actions that we believe to be in our best interests and could adversely affect our ability to obtain additional financing, engage in certain business activities, take advantage of business opportunities, or otherwise execute our business strategies. In addition, our ability to comply with the terms of the Convertible Debentures may be affected by general economic conditions, industry conditions, and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these terms. Failure to comply with the terms of the Convertible Debentures could result in a default under these debt instruments, upon which the outstanding debt would become immediately due and payable. This could have serious consequences to our financial condition and results of operations. We cannot assure you that our assets or cash flow would be sufficient to repay our obligations under the Convertible Debentures if accelerated upon an event of default, or that we would be able to borrow sufficient funds to refinance these debt instruments.

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

Our success will depend, in part, on our ability to expand our service and product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development.

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

If we are unable to enhance our existing products and develop new products, our growth will be impeded.

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing products and to introduce new products. The success of any enhancement or new product depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or new product. Any enhancement or new product we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to successfully develop or acquire new products or enhance our existing products to meet customer requirements, we may not grow as expected.

We cannot be certain that our development activities will be successful or that we will not incur delays or cost overruns. Furthermore, we may not have sufficient financial resources to identify and develop new technologies and bring enhancements or new products to market in a timely and cost-effective manner. New technologies and enhancements could be delayed or cost more than we expect, and we cannot ensure that any of these products will be commercially successful if and when they are introduced.

A loss of any of our large customers could have a material adverse effect on our financial condition and results of operations.

In the year ended December 31, 2021, our three largest customers accounted for approximately 29% of our annual revenues (including our largest customer that accounted for approximately 19% of total revenue). A significant reduction in revenue in the future from these major customers could have a material adverse effect on our financial condition, results of operations and cash flow. In addition, if one or more of our major customers were to develop competing technology or to experience economic difficulties, changes in purchasing policies or difficulties in fulfilling their obligations to us, our financial condition could be materially and adversely affected.

Adverse conditions in the national and global financial markets could have a material adverse effect on our business, operating results, and financial condition.

Our financial performance depends, in part, on the state of the economy, which may deteriorate in the future including, as a result of the spread or fear of spread of contagious diseases (such as the COVID-19 pandemic). Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the information technology industry, resulting in reduced demand for our solutions as a result of continued constraints on IT-related capital spending by our customers and increased price competition for our solutions. Additionally, concerns regarding uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements as well as geopolitical turmoil and other disruptions to global and regional economies and markets in many parts of the world, have and may continue to put pressure on global economic conditions and overall spending on IT security.

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

Pandemics and epidemics, such as the current COVID-19 outbreak, or other widespread public health problems could negatively impact our business. The current outbreak of COVID-19 has had widespread impacts on the overall economy, buying patterns of partners and potential customers, and business operations and continues to present concerns that may dramatically affect our ability to conduct our business effectively, including, but not limited to, our inability to travel to various destinations due to travel restrictions and quarantine requirements, attend certain industry-related conferences and effectively maintain ongoing sales operations. For employees continuing critical on-site work, we have implemented additional safety measures such as limiting the number of people present each day on-site, social distancing, and the use of personal protective equipment or PPE. Any additional precautionary measures may negatively impact our sales, operating results and business.

A significant reduction in global economic activity may result in reduced IT budgets, including for cyber security software. The global impact of the COVID-19 pandemic may continue to endure for an unknown period of time. While the ultimate impact of the COVID-19 outbreak is uncertain and subject to change, a significant duration of the COVID-19 outbreak and related government actions will impact many aspects of our business. Additionally, if the COVID-19 pandemic has had or continues to have a substantial impact on our partners and customers, our overall financial performance and operations may be negatively impacted. If a significant percentage of our workforce is unable to work, either because of illness or travel or government restrictions in connection with the COVID-19 outbreak, our operations may be negatively impacted.

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

We regularly have discussions with our customers regarding the renewal of their contracts and the renegotiation of the terms of such contracts at the time of renewal. In the fourth quarter of 2020, we received notification that our largest customer will renew one of their contracts for another three years through the first quarter of 2024, but that it does not intend to renew its largest contract with the Company beginning April 2021. For additional information, please refer to Note 10(b) of the consolidated financial statements included elsewhere in this Annual Report.

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

A number of factors, many of which are enumerated in this “Risk Factors” section, are likely to cause fluctuations in our operating results or cause our share price to decline. These factors include:

●	our ability to successfully market both our traditional email, antivirus and web security solutions and our newer anti-phishing solutions in new markets, both domestic and international;

●	our ability to successfully develop and market new, modified or upgraded products, as may be needed;

●	demand for, and the continued acceptance of our products by our current partners and customer base and the level of perceived urgency regarding security threats and compliance requirements;

●	our ability to expand our workforce with qualified personnel, as may be needed;

●	unanticipated bugs or other problems affecting the delivery of our solutions to customers;

●	the success of our partners’ sales efforts to their customer base;

●	the solvency of our partners and their ability to allocate sufficient resources towards the marketing of our products;

●	our partners’ ability to effectively integrate our solutions into their product offerings;

●	the substantial decrease in information technology spending;

●	the pricing of our products;

●	our ability to timely collect fees owed by our customers and partners;

●	general economic conditions, including a global slowdown (for example, as a result of the COVID-19 outbreak);

●	sudden, dramatic fluctuations in exchange rates of currencies covering the fees we collect from our foreign customers versus the currencies utilized in our business (namely, the Israeli Shekel (“ILS”), the U.S. Dollar (“USD”), the Euro (“EUR”) and the British Pound (“GBP”);

●	the effectiveness of our end user support, whether provided by our customers or directly by Cyren;

●	customer budgeting cycles and seasonal buying patterns;

●	the extent to which customers subscribe for additional solutions or increase the number of users;

●	any disruption in our sales channels or termination of our relationship with strategic channel partners;

●	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions; and

●	price competition or any changes in the competitive landscape of our industry, including consolidation among our competitors, customers, partners, or resellers.

Our ability to increase our revenues will depend on our ability to successfully execute our sales and marketing plans.

The complexity of the underlying technological base of email, antivirus and web security solutions, and the current landscape of the markets, require highly trained sales and marketing personnel to educate prospective distributors, resellers, OEM and service provider partners and customers regarding the use and benefits of our solutions. We continue to be substantially dependent on our sales force to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business.

Our future success depends on our ability to sell additional products to our customers, such as Cyren Inbox Security, which was made generally available for purchase in the second quarter of 2020. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional solutions depends on a number of factors, including the perceived need for additional solutions, growth in the number of end users, and general economic conditions. If our efforts to sell additional solutions to our customers are not successful, our business, financial condition and/or results of operations may suffer.

We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. Competition for highly skilled personnel is intense in Israel, Germany, Iceland, the United Kingdom, and the United States, where we have offices and a need for highly skilled personnel. We may not be successful in attracting qualified personnel to fulfill our current or future needs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.

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

In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine and the retaliatory measures and sanctions that have been taken, and could be taken in future, by the U.S., NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business.

These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, operating results, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

The ongoing military conflict between Ukraine and Russia or any further escalation or expansion may have a material adverse effect on our business, financial condition and results of operations.

The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the UK, the European Union (the “EU”) and various other countries around the world.

We have sales operations, employees, and customers located in multiple countries. We have contractors in Ukraine that assist in our operations group which support our products. The ongoing military conflict between Ukraine and Russia has resulted in minimal interruption of our operations in Ukraine and we are developing alternative plans should our contractors not be available for a period of time. While the precise effect of the ongoing military conflict and the sanctions on the Russian and global economies remains uncertain, should tensions continue to increase, financial markets may continue to experience significant volatility as well as economic and security consequences.

While as of the date of this Annual Report there have not been any material impacts from the above mentioned matter in our consolidated financial statements, we are continuously monitoring the developments to assess any potential future impacts that may arise as a result of the ongoing crisis.

Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, increase in cyberterrorism activities and attacks, displacement of persons to regions close to the areas of conflict and an increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects.

A protracted conflict between Ukraine and Russia, any escalation or expansion of that conflict, and the financial and economic sanctions and the above-mentioned adverse effect on the wider global economy and market conditions could, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

Similarly, California recently enacted the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), which, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of the sale of their personal information and provides a private right of action for consumers to bring litigation in the event of certain data breaches. The CCPA provides that any consumer whose nonenecrypted and nonredacted personal information is subject to an unauthorized access and exfiltration, theft, or disclosure due to a business violating its duty to implement and maintain reasonable security procedures and practices can bring a cause of action and is entitled to statutory damages between $100 and $750 per consumer per incident.

In addition, other states (e.g., Virginia, Colorado and Utah) have enacted legislation that regulates the collection, use, and sale of personal information. These laws go into effect in 2023, and many other states have similar proposed legislation pending. Such regimes might not be compatible with either the GDPR or the CCPA or may require us to undertake additional practices. In connection with the CCPA/CPRA, we experienced increased customer attention to data privacy. As state regulators continue to issue guidance on these state laws, we cannot yet fully predict the impact of these privacy laws on our business or operations, but we expect they will require us to further modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply; non-compliance could potentially subject us to regulatory fines and/or civil lawsuits.

Further, the United Kingdom Data Protection Act that substantially implements the GDPR became law in May 2018 and was subject to statutory amendments in 2019 that further align it with the GDPR. Post-Brexit, the United Kingdom has enacted its own version of the GDPR. On June 28, 2021, the European Commission announced that the UK was an adequate country for the purpose of permitting international data transfers of EU data. Accordingly, there remains little operational risk of transfers of data between the UK and EU. On February 2, 2022, the UK Secretary of State proposed the UK International Data Transfer Agreement (ITDA) addendum to the European Commission’s Standard Contractual Clauses, and a document setting out transitional provisions. The ITDA addendum has not yet been approved by UK lawmakers, and the development of United Kingdom data protection laws or regulations and regulation of data transfers to and from the United Kingdom in the medium to longer term remains unclear.

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

The email, anti-malware and web security industries are characterized by technological challenges, sophisticated distributors of internet security threats, multiple-variant viruses, advanced persistent threats, unique phishing scams and constantly evolving malevolent software distribution practices and targets that could render our solutions and proprietary technology ineffective. Our success depends, in part, on our ability to continually enhance our existing messaging, anti-malware and web security solutions and to develop new solutions, functions and technology that address the potential needs of prospective and current customers and their users.

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

We have identified and implemented enhancements to our products, as well as new products that we believe are important to our continued success in the cyber security market. Going forward, we may not be successful in developing and marketing, on a timely basis, such new products or enhancements or our new products or enhancements may not adequately address the changing needs of the marketplace. In addition, some of our new products and enhancements may require us to develop new architectures that involve complex, expensive, and time-consuming research and development processes. Although the market expects rapid introduction of new products and enhancements to respond to new threats, the development of these products and enhancements is difficult and the timetable for commercial release and availability is uncertain, as there can be significant time lags between initial beta releases and the commercial availability of new products and enhancements. We may experience unanticipated delays in the availability of new products and enhancements to our platform and fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing, releasing and making available on a timely basis new products and enhancements to our services and products that can adequately respond to advanced threats and our customers’ needs, our competitive position and business prospects will be harmed. Furthermore, from time to time, we, or our competitors, may announce new products with capabilities or technologies that could have the potential to replace or shorten the life cycles of our existing services products. Announcements of new products could cause customers to defer purchasing our existing services or products.

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

Our email, anti-malware and web security products are based in part upon new and complex software and highly advanced computer systems. Complex software and computer systems can contain defects, particularly when first introduced or when new versions are released, and are possible targets for denial of service attacks instigated by “hackers”. Although we conduct extensive testing and implement internet security processes, we may not discover defects or vulnerabilities in our software or systems that affect our new or current solutions or enhancements until after they are delivered. Although we have not experienced any material defects or vulnerabilities to date in our messaging, anti-malware, and web security offerings, it is possible that, despite testing by us, defects or vulnerabilities may exist in the solutions we provide. These defects or vulnerabilities could cause or lead to interruptions for customers of our solutions, resulting in damage to our reputation, legal risks, loss of revenue, delays in market acceptance and diversion of our development resources, any of which could cause our business, financial condition and/or results of operations to suffer.

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

Our email, anti-malware and web security products may be adversely affected if we are not able to receive a sufficient sampling of internet traffic or our data centers were to become unavailable.

Our messaging, anti-malware and web security solutions are dependent, in part, on the ability of our data centers to analyze, in an automated fashion, live feeds of internet and web related traffic received through our services to customers and other contractual arrangements. If we were to suffer an unanticipated, substantial decrease in such traffic or our multiple data centers become unavailable for any significant period, the effectiveness of our technologies would drop, our product offerings would become less attractive to customers/potential customers and revenues could decline.

False detection of viruses, malware, spyware, vulnerability exploits, data patterns or URL categories could adversely affect our business.

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

Risks Related to our Ordinary Shares

The market price of our ordinary shares historically has been highly volatile and is likely to continue to be volatile, and you could lose all or part of your investment.

The market price of our ordinary shares has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

●	effects of the COVID-19 pandemic on our business operations or financial condition;

●	introduction of new products, services or technologies by our competitors;

●	inability to obtain additional capital;

●	failure to meet or exceed financial or operational projections we may provide to the public;

●	failure to meet or exceed the financial or operational projections of the investment community;

●	the willingness of enterprises to increase acceptance and use of cloud computing services;

●	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	additions or departures of key management personnel;

●	significant lawsuits, including shareholder litigation;

●	if securities or industry analysts issue an adverse or misleading opinion regarding our ordinary shares;

●	changes in the market valuations of similar companies;

●	general market or macroeconomic conditions;

●	sales of our ordinary shares by us or our shareholders in the future;

●	a potential additional reverse share split if we are unable to maintain a share price above $1.00 per ordinary share; and

●	trading volume of our ordinary shares.

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market , have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2021 through December 31, 2021 the closing price of our ordinary shares has ranged, after accounting for our 1-for-20 reverse share split, between $29.60 and $5.60 per share. This volatility in our ordinary share price has continued in 2022. From February 23, 2022 to March 8, 2022, the closing price of our ordinary shares has ranged between $2.17 and $10.41 per ordinary share. Broad market and industry factors may negatively affect the market price of our ordinary shares, regardless of our actual operating performance.

Further, on some occasions, our share price may be, or may be purported to be, subject to “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create a significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.

In addition, in the past, class action litigation has often been instituted against companies whose securities experienced periods of volatility in market price. Securities litigation brought against us following volatility in the price of our ordinary shares, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

We may not be able to comply with all applicable listing requirements or standards of the Nasdaq Capital Market and Nasdaq could delist our ordinary shares.

Our ordinary shares are currently listed on the Nasdaq Capital Market. To maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per ordinary share. On April 8, 2021, we received notice from Nasdaq that because the closing bid price for the ordinary shares listed on the Nasdaq Capital Market was below $1.00 per share for 30 consecutive business days prior to the date of the notice, our ordinary shares did not meet the minimum closing bid requirement for continued listing on the Nasdaq Capital Market set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules.

To enable our ordinary shares to meet the minimum closing bid requirements, on February 8, 2022, we announced a 1-for-20 Reverse Share Split and on February 9, 2022, our ordinary shares began trading on a split-adjusted basis under the existing trading symbol “CYRN”. The bid price of our ordinary shares closed above $1.00 per share for a minimum of 10 consecutive business days which allowed us to achieve compliance with the rule ahead of the April 4, 2022 deadline. There can be no assurance that we will maintain compliance with the $1.00 minimum bid price requirement or comply with Nasdaq’s other continued listing standards in the future. If we fail to satisfy the continued listing requirements of Nasdaq in the future, including the Rule, Nasdaq may take steps to delist our ordinary shares. A delisting of our ordinary shares from the Nasdaq Capital Market would likely have a negative effect on the price of our ordinary shares and would have an adverse effect on our business, financial condition and results of operations. In the event that our ordinary shares are not eligible for continued listing on Nasdaq or another national securities exchange, trading of our ordinary shares could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our ordinary shares, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our ordinary shares to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

The issuance of additional shares in connection with financings, acquisitions, investments, our equity incentive plans, conversion of our debentures, exercise of outstanding warrants or otherwise will dilute other shareholders. In addition, our failure in the future to raise additional capital or generate the significant capital necessary to expand our operations and invest in new services and products could reduce our ability to compete and could harm our business. The ability to increase the authorized share count could limit our options for continuing to support the business.

We have made, and intend to continue to make, investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our services and products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, in March 2020, we issued $10.25 million aggregate principal amount of our Convertible Debentures to accredited investors in a private placement and in February 2021, we issued 600,000 ordinary shares at a price of $23.00 per share in a registered direct offering and warrants to purchase 36,000 shares. In September 2021, we issued 707,639 ordinary shares at a purchase price of $14.40 per share and warrants to purchase up to 707,639 ordinary shares in a private placement. In connection therewith, we also issued warrants to designees of the placement agent is such offering to purchase up to 42,459 ordinary shares. In addition, on February 14, 2022, we issued 760,757 shares, pre-funded warrants to purchase up to 2,368,318 shares and warrants to purchase up to 3,129,075 shares at a purchase price per share and warrant of $3.835 or $3.834 per pre-funded warrant and warrant. In connection therewith, we also issued warrants to designees of the placement agent is such offering to purchase up to 187,745 ordinary shares.

Our shareholders have experienced dilution of their equity interests as a result of these issuances and prior issuances and may experience additional dilution as a result of the exercise of outstanding warrants. We may also elect to satisfy interest payments on the Convertible Debentures by the issuance of ordinary shares based on the market price at the time of the interest payment.

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance, our market capitalization, the condition of the capital markets and available authorized shares at the time we seek financing. For example, our market capitalization may limit our ability to raise additional capital in the public markets. Although we are currently eligible to use our Form S-3, we are limited to selling no more than one-third of our unaffiliated market capitalization, or public float, on Form S-3 in a 12-month period as our public float is below $75 million. For more information on our inability to use Form S-3, see “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Registration Statements” below. In addition, if we raise additional equity or convertible debt financing, our shareholders may experience further significant dilution of their ownership interests and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness or that otherwise restrict our ability to operate our business. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Warburg Pincus holds 30% of our outstanding shares and is able to exercise significant influence over many matters requiring the approval of our Board and/or shareholders; Warburg Pincus’ interest in our business may be different from yours.

Warburg Pincus holds approximately 30% of our outstanding ordinary shares as of February 28, 2022, and has the right to nominate the number of directors proportional to its holdings of our outstanding shares. Currently, four directors nominated by Warburg Pincus serve on our Board. Warburg Pincus is able to exercise significant influence over many matters requiring the approval of our Board and/or shareholders, including the election of directors and approval of significant corporate transactions. In addition, our other directors and our executive officers that are not related to Warburg Pincus (together known as “affiliated entities”), beneficially own, in the aggregate, approximately 5% of our outstanding ordinary shares as of February 28, 2022. If they vote together (especially if they were to exercise all vested options into shares entitled to voting rights in the Company), these shareholders will be able to exercise influence over matters requiring a special majority vote of our shareholders, including the compensation of directors and approval of certain significant corporate transactions. In this regard, we know of no shareholders or voting agreement between major shareholders or between such shareholders and directors or officers.

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

Despite our precautions, unauthorized third parties may copy certain portions of our technology, reverse engineer or obtain and use information that we regard as proprietary or otherwise infringe or misappropriate our patent or our patent pending technology, trade secrets, copyrights, trademarks, and similar proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Thus, our means of protecting our proprietary rights in the United States or abroad, as well as our financial resources, may not be adequate, and competitors may independently develop similar technology. Given the cost, effort, risks, and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may not choose to seek patent protection for certain innovations. However, such patent protection could later prove to be important to our business. Even if issued, there can be no assurance that any patents will have the coverage originally sought or adequately protect our intellectual property, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Any patents that are issued may be invalidated or otherwise limited, or may lapse or may be abandoned, enabling other companies to better develop products that compete with our solutions, which could adversely affect our competitive business position, business prospects and financial condition. Similarly, it may not always be feasible to enforce our trademark rights, should these be infringed.

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

We have generated a substantial portion of our revenues in USD and EUR, and incurred a substantial portion of our expenses, principally salaries and related personnel expenses, office rent and other outside services, in currencies other than USD. Those expenses incurred in Israel are denominated in Shekels, those incurred in the United Kingdom are denominated in GBP and those incurred in Iceland are denominated in ISK. We anticipate that a significant portion of our expenses will continue to be denominated in these currencies. As a result, we are exposed to risk to the extent that the value of the USD depreciates against the ILS, GBP, and ISK or to the extent that the value of the USD appreciates against the EUR. In those events, the USD cost of Cyren’s operations will increase and the USD value of Cyren’s revenues will decrease, respectively, and the Company’s USD measured results of operations will be adversely affected. During 2021, the USD value of operating costs denominated in ILS increased due to the depreciation of the USD vs. all such currencies, while the USD value of operating costs denominated in ISK and GBP decreased due to the appreciation of the USD, and the USD value of revenues denominated in EUR decreased due to the appreciation of the USD vs the EUR. During 2020, the USD value of operating costs denominated in ILS and GBP increased due to the depreciation of the USD vs. all such currencies, while the USD value of operating costs denominated in ISK decreased due to the appreciation of the USD, and the USD value of revenues denominated in EUR increased due to the depreciation of the USD vs the EUR.

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

The know-how from the research and development and any derivatives thereof, cannot be transferred or licensed to non-Israeli third parties without the approval of the Research Committee, which approval is generally contingent on payment of a significant penalty of up to six times the grant amount plus LIBOR and minus any royalties paid. The total amount of grants received as of December 31, 2021 (none received since 2018) is approximately $6.4 million.

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

General Risks

Catastrophic events may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, terrorist attack or health epidemic (including COVID-19), we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act of 2002requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and significant management oversight. If material weaknesses are identified or we are not able to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 in a timely manner, our reported financial results could be materially misstated, we could be subject to investigations or sanctions by regulatory authorities, and we could incur substantial expenses.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our ordinary shares. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office in Herzilya, Israel, is approximately 18,342 square feet and houses research and development, sales, marketing, support, and administrative personnel. The lease for our Herzliya office expires in April 30, 2023, with a five-year extension option.

We lease additional offices in the United States and Europe. Our U.S. subsidiary Cyren Inc. is headquartered in McLean, Virginia in an office of approximately 4,707 square feet and it houses executive management, finance, HR and administrative personnel; its office in Sunnyvale, California (approximately 2,497 square feet), which is fully sublet and the lease will expire in July 2022, without renewal. The Sunnyvale employees in operations, sales and marketing personnel are in an office that is approximately 495 square feet; and its office in Austin, TX (approximately 4,177 square feet) is fully sublet and expired in January 2022 without a renewal. The existing employees which are sales, marketing and support personnel work remotely. Our subsidiary Cyren Iceland hf is located in Hafnarfjordur, Iceland in an office of approximately 7,136 square feet, which houses antivirus research and development and operations and some administrative personnel. Our subsidiary Cyren GmbH is based in Berlin, Germany, in an office of approximately 9,496 square feet, which houses research and development, operations, sales, marketing and administrative personnel. Our subsidiary Cyren UK Ltd. is based in Bracknell, UK in an office of approximately 3,180 square feet, which houses sales and marketing personnel.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Ordinary Shares

Our ordinary shares trade on the Nasdaq Capital Market under the symbol “CYRN”. As of March 15, 2022, there were 32 record holders of our ordinary shares. We derived the number of shareholders by reviewing the listing of outstanding ordinary shares by our transfer agent.

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

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for disclosure regarding our equity compensation plans.

Unregistered Sales of Equity Securities

Not applicable

Repurchases of our Equity Securities

Not applicable.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this Annual Report.. The following discussion and analysis includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors. Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors.

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

Investments in Operations, Research and Development and Sales and Marketing

Our cost of revenues, research and development expenses, and sales and marketing expenses are all significant contributing factors to our operating losses. Over time, we expect we will increase utilization of our cloud infrastructure which we expect will provide the opportunity for improved gross margins. We believe that our investments in research and development are required in order to enhance and improve our solutions. In the future, we expect to lower the rate of R&D investment as a percentage of revenue. The return on our sales and marketing investment is tied to attracting new customers and enhancing our business with existing customers, thereby lowering the overall sales and marketing costs as a percent of revenues. We continue to monitor expenses and where possible, reduce expenses. We believe managing future headcount and expense growth will be key in improving our gross and operating margins over time given the recent decline in revenue.

Growing Our Enterprise Business

Cyren has prioritized growing its enterprise revenues. With the mid-2020 release of our anti-phishing solution, Cyren Inbox Security (CIS), we believe helping enterprises mitigate phishing attacks is our most significant revenue growth opportunity. Given the substantial size of the enterprise anti-phishing market, Cyren believes this new revenue stream has the potential to grow faster than our legacy OEM business. As this CIS business grows, it has the potential to eventually contribute to a larger portion of our overall revenue, and longer term, we expect deferred revenue to increase and our operating results and cash flow to improve.

Non-GAAP Financial Measures and Key Business Metrics

In addition to our results determined in accordance with generally accepted accounting principles in the United States (U.S. GAAP), we review a number of operating and financial metrics, including the following non-GAAP financial measures and key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Free Cash Flow and Free Cash Flow Margin

Free cash flow is a non-GAAP financial measure that we calculate as net cash used in operating activities less cash used for purchases of property and equipment, capitalized internal-use software and cash proceeds from the sale of property and equipment. Free cash flow margin is calculated as free cash flow divided by revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our operations that, after the investments in property and equipment, capitalized internal-use software and proceeds from the sale of property and equipment can be used for strategic initiatives, including investing in our business, and strengthening our financial position, but it is not intended to represent the residual cash flow available for discretionary expenditures. We believe that historical and future trends in free cash flow and free cash flow margin, even if negative, provide useful information about the amount of cash consumed by our operating activities that is not available to be used for strategic initiatives. For example, if free cash flow is negative, we may need to reducing operating spend, potentially divesting assets, and seek future issuances of equity and/or debt securities to invest in strategic initiatives or to fund operations. One limitation of free cash flow and free cash flow margin is that it does not reflect our future contractual commitments. Additionally, free cash flow, as a measure of our liquidity, does not represent the total increase or decrease in our cash balance for a given period and is not meant to be considered in isolation ss an alternative to cash flows from operating activities as a measure of liquidity. In particular, free cash flow is not a substitute for net cash used in operating activities. A reconciliation of free cash flow to net cash used in operating activities, its nearest GAAP equivalent, is presented below (in thousands). A reconciliation of free cash flow margin to net cash used in operating activities (as a percentage of revenue), its nearest GAAP equivalent, is also presented below.

	Year ended December 31,
	2021	2020

Net cash used in operating activities	$(16,021)	$(7,675)
Less: Capitalization of technology	(262)	(2,217)
Less: Purchase of property and equipment	(516)	(1,766)
Plus: Proceeds from sale of property and equipment	10	6
Free cash flow	$(16,789)	$(11,652)
Net cash used in investing activities	$(768)	$(3,997)
Net cash provided by financing activities	$11,864	$9,442
Net cash used in operating activities (as a percentage of revenue)	(51)%	(21)%
Less: Capitalization of technology (as a percentage of revenue)	(1)%	(6)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(5)%
Plus: Proceeds from sale of property and equipment	-%	-%
Free cash flow margin	(54)%	(32)%

Revenue by Geographic Area

The following table sets forth total revenue by solutions offered by geographic area based on billing address of the customer (in thousands):

	Year ended December 31,
	2021	2020
United States	$13,821	$17,377
Germany	7,979	8,500
Europe-Other	3,732	4,006
Asia Pacific	2,120	1,790
Israel	3,044	4,203
Other	491	512

	$31,187	$36,388

Components of our Operating Results

Revenue

We derive revenues from the sale of real-time cloud-based services for each of Cyren’s email security, web security, anti-malware, and advanced threat protection offerings.

We sell all of our solutions as subscription services, either to OEMs and service providers or directly or indirectly to enterprises.

Cost of Revenue

Personnel costs, which consist of salaries, benefits, bonuses, and share-based compensation for employees that operate our network and provide support services to our customers, as well as data center costs, are the most significant components of our cost of revenues. Other costs include third party contractors, royalties for use of third-party technologies, amortization of intangibles and depreciation of data center equipment. We expect these costs may increase in absolute dollars as we continue to optimize our cloud infrastructure and our support services, but should reduce as a percentage of overall revenue.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and share-based compensation, are the most significant component of our operating expenses. Operating expenses also include allocated overhead costs for facilities, IT, and depreciation. We expect operating expenses to increase in absolute dollars as we continue to grow.

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

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, sales commissions, marketing activities, and travel associated with sales and marketing. We market and sell our services worldwide through our sales organization and distribution channels. We capitalize sales commissions paid to internal sales personnel and amortize these expenses over an estimated period of benefit that reflects the expected future revenue streams. Sales and marketing expense declined in 2021 but anticipate that we may need to increase investment in these areas related to new products launched in 2020 and enhance our sales and marketing efforts to support our further growth. Our sales personnel are typically not immediately productive, and therefore the increase in expenses we incur when adding personnel is not immediately accompanied by increased revenue and in some cases may not result in increased revenue if these new sales personnel are unsuccessful in becoming productive.

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

Results of Operations

The following table sets forth financial data for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Revenues	$31,187	$36,388
Cost of revenues	15,277	14,786

Gross profit	15,910	21,602

Operating expenses:

Research and development, net	17,624	16,083
Sales and marketing	10,808	11,678
General and administrative	9,283	9,583

Total operating expenses	37,715	37,344

Operating loss	(21,805)	(15,742)

Other income, net	(12)	5
Financial expenses, net ($561 and $590 attributable to related parties, respectively)	(1,360)	(1,647)

Loss before taxes on income	(23,177)	(17,384)
Tax benefit	138	121

Net loss	$(23,039)	$(17,263)

Comparison of Years Ended December 31, 2021 and 2020

Revenues. 2021 revenues of $31.2 million decreased by $5.2 million from $36.4 million in 2020, which represents a 14% year-over-year decrease. The decrease was mainly driven by a contract reduction from our largest customer (as first disclosed in the Q3 2020 Form 10-Q), which was effective in Q2 2021. The revenue impact of this contract reduction was $2.5 million. Additionally, revenue was adversely impacted by customer contracts at lower values and churn coupled with the end of life of several legacy Enterprise products during 2020. These declines were offset by new customers added in 2021 in our Threat Intelligence business.

During the second quarter of 2020, the Company released two new products, Cyren Inbox Security and Threat InDepth. Since these product launches, the Company has signed numerous new customer contracts representing over $2.8 million in revenue, but due to the timing, duration and ratable nature of the contracts, there was not a material amount of revenue recognized during 2021.

Cost of Revenues. Cost of revenues for 2021 totaling $15.3 million increased by $0.5 million from $14.8 million in 2020, which represents a 3% increase year-over-year. R&D amortization increased in 2021 by $0.3 million due to a full year of CIS amortization as 2020 only included a partial year as it was launched in the second quarter of 2020 along with new projects that went live in 2021 and a result added to amortization expense. Datacenter asset depreciation decreased by $0.1 million due to few purchases in 2021 compared to 2020 along with certain assets becoming fully depreciated. Costs associated with operating the data centers including related software licenses, warranties, and outside services increased by $0.1 million in 2021. Headcount associated with cost of revenues throughout the year decreased from 36 to 32 employees during 2021. Payroll and related expenses increased by $0.2 million composed of higher bonus expense of $0.2 million and new equity grants in 2021 contributing to an increase of $0.2 million, offset by a decrease in payroll and other employee benefits expenses of $0.2 million.

Research and Development, Net. Research and development expenses, net for 2021 totaling $17.6 million increased by $1.5 million from $16.1 million in 2020, which represents an 10% increase year-over-year. Payroll and related expenses decreased by approximately $0.4 million primarily driven by lower headcount. Capitalization of technology development, which reduces expenses, decreased from $2.2 million in 2020 to $0.2 million in 2020, which as a result, increased expense by $2.0 million. This increase in expense was offset by a $0.1 million decrease in expense in 2021 associated in a one-time write-offs of previously capitalized R&D projects that were terminated. Overall, the capitalization of technology development was driven by higher capitalization in 2019 and early 2020 in advance of a new product launch in April 2020.

Sales and Marketing. Sales and marketing expenses for 2021 totaling $10.8 million decreased by $0.9 million, compared to $11.7 million in 2020. The change is mainly due to a $0.6 million decrease in payroll and related expenses due to lower headcount. Sales and Marketing headcount during 2021 decreased from 37 to 33 employees. The use of outside services increased in 2021 by $0.1 million to increase marketing efforts of the new CIS product. An intangible asset impairment was recorded in 2021 for $0.1 million due to a discontinued product is no longer being sold. Intangible asset expense decreased by $0.2 million in 2021as a result of the 2021 impairment previously noted and due to an intangible asset in Q3 2020 that became fully amortized. Allocated costs from the Corp & IT departments due to lower headcount in 2021 decreased by $0.1 million in 2021.

General and Administrative. General and administrative expenses for 2021 totaled $9.3 million decreased by $0.3 million, compared to $9.6 million in 2020, which represents a 3% decrease. Salary and related compensation costs increased by $0.1 million primarily driven by an increase in bonus amounts in 2021 along with an increase in severance costs, offset by lower fringe benefits costs. Employee recruitment increased in 2021 by $0.3 million primarily driven by employee searches in 2021 that did not occur in 2020. Legal expense increased in 2021 by $0.1 million as our general counsel services were outsourced for a portion of 2021. Outside services and consultant expenses decreased by $0.1 million. Audit fees in 2021 decreased by $0.2 million due to a decrease in one-time audit-related services needed in 2020. The allowance for credit loss expense decreased by $0.2 million in 2021 due to improved customer collections. Allocations of Corporate and IT department expenses decrease in 2021 by $0.3 million primarily driven by a decrease in rent and related expenses of $0.2 million in 2021, a decrease in depreciation expense of $0.1 million due to fewer purchases in 2021 and various assets became fully depreciated in 2021 and offset by an increase in insurance costs of $0.3 million. G&A headcount during 2021 decreased from 32 to 28 employees.

Other Income (Expense), Net. Other income (expense), net for 2021 was $0.012 million of expense, compared to $0.005 million of income in 2020. Loss from the disposal of assets was consistent in 2021 and 2020 with expense of $0.017. In 2021, other income was $0.005 compared to $0.022 driven by higher miscellaneous cash receipts.

Financial Expense, Net. Financial expenses, net, for 2021 of $1.4 million decreased by $0.2 million, compared to $1.6 million in 2020.

Financial expense, net is primarily made up of interest associated with the Convertible Debentures issued in March 2020 and the Convertible Notes issued in December 2018. For additional information, please refer to Note 8 of the consolidated financial statements included elsewhere in this Annual Report.

Interest expense associated with the Convertible Notes and Debentures decrease by $0.018 million in 2021 as a result of the maturity of the Convertible Notes paid off in December 2021.

Interest capitalized as a part of R&D capitalization, and is an offset to interest expense, decreased by $0.01 million in 2021 due to fewer projects capitalized in 2021.

The impact of foreign exchange fluctuation decreased expense in 2021 by $0.2 million.

Effective Corporate Tax Rates

Corporate tax rates and real capital gains tax in Israel were 23% in 2021 and 2020. There has been no change to rate in 2021.

The Company’s German subsidiary is subject to German tax at a consolidated rate of approximately 30%.

Other non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

We do not provide deferred tax liabilities when we intend to reinvest earnings of foreign subsidiaries indefinitely. As of December 31, 2021, there are no undistributed earnings of foreign subsidiaries.

We may currently qualify as an “industrial company” within the definition of the Law for the Encouragement of Industry (Taxation), as such, we may be eligible for certain tax benefits, including, inter alia, special depreciation rates for machinery, equipment and buildings, amortization of patents, certain other intangible property rights and deduction of share issuance expenses.

Net Operating Loss Carry-Forwards

As of December 31, 2021, Cyren Ltd.’s net operating loss carryforwards for tax purposes amounted to $114.2 million and capital loss carryforwards of $17.8 million which may be carried forward and offset against taxable income in the future, for an indefinite period.

As of December 31, 2021, the U.S. subsidiary had net operating loss carryforwards of $42.8 for federal tax purposes and $12.9 for state tax purposes. These losses may offset any future U.S. taxable income of the U.S. subsidiary and will expire in the years 2022 through 2041.

Management currently believes that based upon its estimations for future taxable income, it is more likely than not that the deferred tax assets regarding the loss carryforwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided to reduce deferred tax assets to their realizable value.

Liquidity and Capital Resources

The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future and therefore, the Company intends to finance operating costs over the next twelve months through a combination of existing cash on hand, reducing operating spend, potentially divesting assets, and future issuances of equity and/or debt securities. As of December 31, 2021, we had an accumulated deficit of $271.6 million, cash and cash equivalents of $4.3 million, and generated a year-to-date net loss of $23.0 million. We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. Current assets amounted to approximately $7.3 million with current liabilities of approximately $12.7 million, resulting in negative working capital (defined as current assets minus current liabilities) of approximately $5.4 million. The current cash balance and historical trend of cash used in operations along with the lack of certainty regarding a future capital raise, provides substantial doubt about our ability to continue as a going concern for the next twelve months from the date of issuance of this Form Annual Report. The inability to borrow or raise sufficient funds on commercially reasonable terms, would have serious consequences to our financial condition and results of operations.

Our future capital requirements will depend on many factors, including, but not limited to our growth, market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, and the expansion of sales and marketing activities. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we issue additional equity securities to raise additional funds, further dilution to existing shareholders may occur. However, we cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional financing. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

Please see the Financings section below for more details on the Company’s recent efforts to fund operating activities.

Outlook

The Company intends to finance operating costs over the next twelve months through a combination of existing cash on hand, reducing operating spend, potentially divesting assets and future issuances of equity and/or debt securities. However, the Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future.

The Company’s ability to continue as a going concern is dependent upon the Company growing the business, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. The Company’s ability to raise additional equity is limited by the number of authorized shares available. While the Company intends to finance operating costs over the next twelve months through a combination of existing cash on hand, reducing operating spend, potentially divesting assets, and future issuances of equity and/or debt securities the Company cannot predict the availability of additional financing or the outcome of its actions to generate liquidity or maintain compliance with the Nasdaq Capital Market listing standards.

At a Special Meeting of the Company's shareholders held on February 7, 2022, the Company's shareholders approved a Reverse Share Split (including the relevant amendments to the Articles of Association of the Company) within a range of 1:4 to 1:20, and amendments to the Company's Articles of Association authorizing an increase in the Company's authorized share capital (and corresponding authorized ordinary shares) by up to NIS 216 million. The Board of Directors approved the implementation of a one-for-twenty Reverse Share Split and an increase in the Company's authorized share capital by NIS 216 million to NIS 240 million. The Reverse Share Split was effective on February 8, 2022 and the Company’s ordinary shares began trading on a split-adjusted basis on February 9, 2022. Following the Reverse Share Split and increase in authorized share capital, the total number of ordinary shares that the Company is authorized to issue is 80 million shares. While the Company was able to regain compliance with the Nasdaq minimum bid price requirement in February 2022 following the effectiveness of the Reverse Share Split, there can be no assurance that the Company will continue to meet the Nasdaq listing requirements. The inability to remain listed on Nasdaq may make it difficult for us to raise additional capital.

Over the past several years, the Company has devoted most of its effort to research and development and increasing revenues through additional investments in sales and marketing. The Company generated a net loss of $23.0 million for the twelve months ended December 31, 2021 and a negative cash flow of $16.5 million from operating activities for the twelve months ended December 31, 2021. The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future.

Cash Flows from Operating Activities

Our primary source of cash provided by operating activities is revenues generated from sales of our services. Our primary uses of cash from operating activities include personnel costs, costs associated with maintaining our datacenters and services necessary to support our customers.

Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of intangible assets, share-based compensation, write-off of technology R&D capitalization, amortization of deferred commissions, deferred taxes, net, non-cash interest expense on the convertible notes and Convertible Debentures.

In 2021, net cash used in operating activities was $16.0 million and was primarily due to a net loss of $23.0 million adjusted for non-cash activity of $2.9 million amortization of intangible assets, $0.6 million for the write-off of previously capitalized R&D, $0.1 million intangible asset impairment, $2.1 million depreciation of property and equipment, $2.5 million share-based compensation expenses, $1.3 million amortization of deferred commissions, $1.8 million in amortization of operating lease right-of-use assets associated with the adoption of ASC 842 effective January 1, 2019, a $0.3 million increase in trade payables and offset by a $2.3 million decrease in deferred revenues, a decrease in deferred commissions of $1.2 million, a decrease in prepaid expenses and other receivables of $0.3 million, a decrease in employees and payroll accruals, accrued expenses and other liabilities of $0.2 million and a decrease in operating lease liabilities of $1.8 million.

In 2020, net cash used in operating activities was $7.7 million and was primarily due to a net loss of $17.3 million adjusted for non-cash activity of $2.8 million amortization of intangible assets, $0.7 million for the write-off of previously capitalized R&D, $2.3 million depreciation of property and equipment, $2.4 million s-based compensation expenses, $1.5 million amortization of deferred commissions, $2.1 million in amortization of operating lease right-of-use assets associated with the adoption of ASC 842 effective January 1, 2019, a $1.3 million increase in trade receivables, net and offset by a $1.9 million decrease in deferred revenues, a decrease in deferred commissions of $1.1 million, a decrease in trade payables of $0.4, and a decrease in operating lease liabilities of $1.6 million.

Cash Flows from Investing Activities

Cash used in investing activities primarily consists of payments related to capitalized technology, purchases of computer and network equipment to support our datacenter infrastructure, and furniture and equipment. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base, as well as constraints on cash expenditures due to our financial position and the current economic environment.

In 2021, net cash used in investing activities consisted of $0.3 million for capitalization of technology and $0.5 million used to purchase property and equipment primarily associated with datacenter assets.

In 2020, net cash used in investing activities consisted of $2.2 million for capitalization of technology primarily related to the develop of the CIS product which launched in the second quarter of 2020 and $1.8 million used to purchase property and equipment related to upgrades to datacenter equipment and office furnishing for the new Berlin, Germany office.

Our capital expenditures over the last several years consisted primarily of continued investment in R&D and also purchases of property and equipment to modernize and expand our data centers and to invest in our infrastructure in order to support new products and facilitate the growth of the Company. We anticipate that capital expenditures for 2022 will be approximately $0.8 million.

Cash Flows from Financing Activities

The changes in cash flows from financing activities primarily relate to the issuance of the Convertible Debentures, and the issuance of ordinary shares and warrants to fund operations, offset by the repayment of debt upon maturity.

In 2021, net cash generated by financing activities was $11.9 million attributable to the proceeds from the issuance of shares and warrants, net of costs of $9.3 million in September 2021, and the proceeds from the issuance of shares, net of costs of $12.6 million in March 2021, offset by the $10.0 principal repayment of the Convertible Notes at their maturity in December 2021.

In 2020, net cash generated by financing activities was $9.4 million attributable to the issuance of Convertible Debentures in March 2020 with gross proceeds of $10.2 million, offset by the payment of debt issuance costs of $0.8 million.

Working Capital

As of December 31, 2021, and 2020, we had negative working capital of $5.4 and $12.9 million, respectively. The decrease in negative working capital is primarily attributable to the principal repayment of the Convertible Notes in December 2021 offset by lower cash balance due to the aforementioned principal repayment and a decline in deferred revenue due to the timing of contract renewals.

Financings

On December 5, 2018, the Company issued $10.0 million aggregate principal amount of convertible notes in a private placement to affiliates of an existing minority institutional shareholder. The convertible notes were unsecured, unsubordinated obligations of Cyren and carried 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes matured in December 2021. The notes were issued with a conversion price of $78.00 per share which was subject to adjustment using a weighted-average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. The convertible notes principal and last interest payment was paid in December 2021 in accordance with the terms of the convertible notes. The Company has no outstanding obligations associated with these convertible notes.

On March 19, 2020, we issued $10.25 million aggregate principal amount of Convertible Debentures in a private placement to certain investors. The Convertible Debentures are secured by a guarantee by two of our subsidiaries and carry a 5.75% interest rate, payable semi-annually in cash or, subject to the satisfaction of certain equity conditions, in ordinary shares. The Convertible Debentures mature in March 2024, unless converted in accordance with their terms prior to maturity. The Convertible Debentures have an initial conversion price of $15.00 per share, subject to adjustments. If the closing bid price of our ordinary shares has been at least $45.00 (subject to adjustment) for at least 20 trading days during any 30 consecutive trading day period, and certain conditions are satisfied, we may force a conversion of all or any part of the outstanding principal amount of the Convertible Debentures, accrued and unpaid interest and any other amounts then owing, subject to certain conditions.

On February 16, 2021, we issued to several institutional investors in a registered direct offering, 600,000 of our ordinary shares at a purchase price of $23.00 per share for net proceeds of approximately $12.6 million. We used the proceeds from this offering for working capital and general corporate purposes.

We also issued to the placement agent or its designees warrants to purchase up to 36,000 ordinary shares, representing 6% of the aggregate number of ordinary shares sold in the offering. The placement agent warrants have an exercise price equal to $28.75, or 125% of the offering price, per Ordinary Share and became exercisable on August 16, 2021 for five years from the effective date of the offering.

On September 17, 2021, we issued to several institutional investors in a private placement, 707,639 of our ordinary shares at a purchase price of $14.40 per share and warrants to purchase up to 707,639 ordinary shares at an exercise price of $12.00 per share for net proceeds of approximately $10.2 million. We used the gross proceeds from this offering for working capital and general corporate purposes. The warrants were exercisable immediately and terminate on March 17, 2025.

We also issued to the placement agent or its designees warrants to purchase up to 42,459 ordinary shares, representing 6.0% of the aggregate number of ordinary shares sold in the offering. The placement agent warrants have an exercise price equal to $18.00 per share, or 125% of the offering price per share and were exercisable immediately and terminate on March 17, 2025.

On February 14, 2022, we issued to several institutional investors in a private placement, 3,129,075 ordinary shares (or ordinary share equivalents) and warrants to purchase up to 3,129,075 ordinary shares at a purchase price of $3.835 per share (or ordinary share equivalent) and associated warrant for net proceeds of approximately $12 million. We used the gross proceeds from this offering for working capital and general corporate purposes. The warrants were exercisable immediately, have an exercise price of $3.71 per ordinary share and terminate on August 16, 2027.

We also issued to the placement agent or its designees warrants to purchase up to 187,745 ordinary shares, representing 6.0% of the aggregate number of ordinary shares sold in the offering. The placement agent warrants have an exercise price equal to $4.79 per share, or 125% of the offering price per share and were exercisable immediately and terminate on February 15, 2027.

Registration Statements

In connection with our private placement to Warburg Pincus in November 2017, in which we issued approximately 530,000 thousand ordinary shares for $37.00 per share, we and Warburg Pincus entered into a registration rights agreement, which, among other things, provides Warburg Pincus with three demand registration rights, piggyback and shelf registration rights. The demand registration rights may be exercised starting August 6, 2018, subject to certain customary blackout periods.

In connection with issuance of the Convertible Debentures, we entered into a registration rights agreement with the purchasers. Pursuant to that agreement, we filed a registration statement on Form S-3 with the SEC covering the resale of our ordinary shares that are issuable to the purchasers upon any conversion of the Convertible Debentures or as interest payments.

On September 21, 2018, we filed a shelf registration statement on Form F-3 with the SEC, which we converted to a Form S-3 on August 16, 2019. This registration statement enables us to issue debt securities, ordinary shares, warrants or subscription rights up to an aggregate amount of $50 million. Under the rules governing shelf registration statements, we will file a prospectus supplement with the SEC which describes the amount and type of securities being offered each time we issue securities under this registration statement. In November 2019, we issued shares as part of our rights offerings and in February 2021, we issued shares in the registered direct offering using our Form S-3 as described above. Our market capitalization may limit our ability to raise additional capital in the public markets. Although we are currently eligible to use our Form S-3, we are limited to selling no more than one-third of our unaffiliated market capitalization, or public float, on Form S-3 in a 12-month period as our public float is below $75 million.

Critical Accounting Policies and Estimates

This section is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgements and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to fair value and useful lives of intangible assets, fair value of earn-out liabilities, valuation allowance on deferred tax assets, income tax uncertainties, fair values of share-based awards, other contingent liabilities and estimates used in applying the revenue recognition policy. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

While our significant accounting policies are described in more detail in the notes to our financial statements included in this Annual Report, the critical accounting policies requiring estimates, assumptions, and judgements that we believe have the most significant impact on our consolidated financial statements are described below. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained.

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

In the year-ended December 31, 2021, the Company recognized an impairment loss of $0.1 related to a trademark for a product that was discontinued in 2021. This amount has been recognized in sales and marketing expense. While this was a non-cash charge, it is expected to reduce amortization expense by $0.1 in 2022, when the asset would have been fully amortized.

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

For each of the two years in the period ended December 31, 2021, no impairment losses have been identified.

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

Accounting for Share–Based Compensation

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

The Company applies ASC 718, and ASC 505-50, “Equity Based Payments to Non-Employees” (“ASC 505-50”), with respect to options issued to non-employees.

The fair value for options granted in 2021 and 2020 is estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions:

	Year ended December 31,
Stock options	2021	2020
Volatility	67% - 71%	47% - 60%
Risk-free interest rate	0.40% - 1.12%	0.23% - 1.40%
Dividend yield	0%	0%
Expected life (years)	4.1	4.1

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

Leases

The Company accounting for leases according to ASC 842, Leases. The Company determines if an arrangement is a lease and the classification of that lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. For leases with terms greater than 12 months, the Company records the ROU asset and liability at commencement date based on the present value of lease payments according to their term.

The Company uses incremental borrowing rates based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses are recognized on a straight-line basis over the lease term.

In addition, the carrying amount of the ROU and lease liabilities are remeasured if there is a modification, a change in the lease term, a change in the in-substance fixed lease payments or a change in the assessment to purchase the underlying asset.

The Company elected the practical expedient for lease agreements with a term of twelve months or less and does not recognize ROU assets and lease liabilities in respect of those agreements. The Company also elected the practical expedient to not separate lease and non-lease components for its leases.

Recent Accounting Pronouncements

Refer to Note 2 of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report for a more detailed description of recent accounting pronouncements.

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

As of the date of issuance of the financial statements included elsewhere in this Annual Report, the Company’s operations have not been significantly impacted, however, the Company continues to monitor the situation. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. Although vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, the expansion of administering these vaccines to additional people within these countries, the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines, remain uncertain.

No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of year-end; however, due to significant uncertainty surrounding the situation, management’s judgment regarding this could change in the future.

In addition, while the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of any future impact cannot be reasonably estimated at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are on pages F-1 through F-36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2021, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2021, to provide reasonable assurance that the information required to be disclosed in filings and submissions under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information related to us and our consolidated subsidiary is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

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

Our management assessed our internal control over financial reporting as of December 31, 2021. Our management based its assessment on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective.

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

During the quarter ended December 31, 2021, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table identifies our current directors, their ages and their respective positions.

Name	Age	Position with CYREN
Hila Karah (1)(2)(3)(4)	53	Director
James Hamilton (4)	58	Chairman of the Board
David Earhart (1)(2)(3)(4)	60	Director
John Becker (1)(3)(4)	64	Director
Cary Davis (4)	55	Director
Brian Chang (2) (4)	40	Director
Lauren Zletz (4)	35	Director
Rajveer Kushwaha (4)	54	Director
Brett Jackson	63	Chief Executive Officer and Director

Cary Davis, Brian Chang, Lauren Zletz and Rajveer Kushwaha are employees of an affiliate of Warburg Pincus.

(1)	Member of the compensation committee.
(2)	Member of nominating and governance committee.
(3)	Member of the audit committee.
(4)	Determined by the Board to be an independent director pursuant to Nasdaq Corporate Governance Listing Rule 5605(a)(2) and the Israeli Companies Law, 1999 (the “Companies Law”).

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

Executive Officers

The following table identifies our current executive officers, their ages, and their respective positions.

Name	Age	Position
Brett Jackson	63	Chief Executive Officer and Director
Boris Bogod	47	Vice President, Global Cloud Operations
Bruce Johnson	65	Vice President, Sales North America
Isaac Dvir	44	Senior Vice President, R&D
Lior Kohavi	51	Chief Strategy Officer & EVP, Advanced Solutions
Eva Markowitz	47	Vice President, Human Resources
Michael Tamir	48	Vice President, Global Support Services
Brian Dunn	48	General Counsel
Mike Fleck	47	Vice President, Marketing
Kenneth Tarpey	69	Chief Financial Officer

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

Issac Dvir joined Cyren in September 2021 and is responsible for Cyren’s R&D efforts globally. Prior to joining Cyren Mr. Dvir was the R&D Director of Mobile Threat Prevention Products at Check Point. Prior to Check Point he was CTO as well as VP of Cyber R&D at KELA, a cyberthreat intelligence company. He served as an officer with the Israeli military for ten years, in intelligence focusing on cybersecurity. Isaac holds a B.Sc. in communication systems engineering from Ben-Gurion University of the Negev and an Executive MBA from The Hebrew University of Jerusalem.

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

Brian Dunn joined Cyren as General Counsel in November 2021. He is responsible for all legal, regulatory, compliance and corporate governance functions for Cyren. Prior to joining Cyren, he served as General Counsel for Lightbridge Communications Corporation (acquired by Tech Mahindra) and then Pinogy Corporation. He began his career as an attorney at the U.S. Securities and Exchange Commission. He holds a BA from the Virginia Military Institute and a JD from the Catholic University of America.

Kenneth Tarpey joined Cyren as CFO in February 2021. He is a technology focused chief financial officer who has guided several technology companies through a path from the emerging growth phase to initial public offering (“IPO”). He has considerable experience in international markets, finance and tax policy, shareholder governance, and investor management. He was CFO at the following companies when they successfully completed their IPOs: Proxicom, Inc. (March 1997 to July 2001) and SQA, Inc. (March 1995 to July 1996). Ken was also the CFO for comScore, Inc. from April 2009 to August 2014, and Videology, Inc. November 2014 to December 2019. Ken holds a bachelor’s degree from The College of the Holy Cross and an MBA from Babson College.

Mike Fleck joined Cyren in May 2020. He served as the Senior Director, Strategic Accounts until he was appointed in July 2022 as the Vice Presented of Marketing. He is responsible for marketing Cyren’s enterprise and OEM solutions globally. Mike has more than 25 years of cybersecurity industry experience, and has held senior leadership roles at Constella Intelligence, Covata Limited, CipherPoint Software (acq. by Covata), and Vormetric (acq. by Thales). He is the co-inventor on one patent and has been featured in publications like Security Week, Information Security Magazine, Information Management, and NBC News. He holds a B. Sc. from James Madison University.

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

Under the Nasdaq Listing Rules, an audit committee must consist of at least three directors meeting the independence standards under Nasdaq Listing Rules. The audit committee consists of David Earhart (chairman), Hila Karah and John Becker. The Board has determined that each member of the audit committee meets the independence requirements under the Nasdaq Listing Rules and the enhanced independence standards for audit committee members required by the SEC. In addition, the Board has determined that John Becker meets the requirements of an audit committee financial expert under SEC rules.

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

The nominating and governance committee consists of Hila Karah (chair), David Earhart, James Hamilton, and Brian Chang. The Board has determined that each member of the nominating and governance meets the independence requirements under Rule 5605(a)(2) of the Nasdaq Listing Rules.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the rules thereunder require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports with the SEC relating to their share ownership and changes in such ownership. Based on a review of our records and certain written representations received from our executive officers and directors, we believe that during the year ended December 31, 2021, all Section 16(a) filing requirements applicable to directors, executive officers and greater than 10% shareholders were complied with on a timely basis except that each of Boris Bogod, Bruce Harold Johnson, Lior Kohavi, Eva Lilias Markowitz and Michael Tamir filed a late Form 4 on April 23, 2021 with respect to a restricted stock unit award, Kenneth Tarpey filed a late Form 4 on June 21, 2021 with respect to a restricted stock unit award, Brett Michael Jackson filed a late Form 4 on August 4, 2021 with respect to a sale transaction for taxes payable upon the vesting of restricted stock units, and Isaac Dvir and Michael Fleck filed a late Form 3 on September 24, 2021 and July 22, 2021, respectively.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation paid by us in the past two fiscal years to: (i) our Chief Executive Officer; (ii) our Chief Financial Officer; and (iii) our Chief Strategy Officer. We refer to the persons listed in (i) through (iii) collectively as our named executive officers or NEOs.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)		Total ($)
Brett Jackson	2021	365,000		-	(1)	-	-	-	41,328		406,328
Chief Executive Officer	2020	365,000		-		1,000,000	-	-	45,358		1,410,358
Kenneth Tarpey (3)	2021	265,833	(2)	-	(1)	806,852	-	-	15,703		1,088,369
Chief Financial Officer	2020	-		-		-	-	-	-		-
Lior Kohavi	2021	384,166	(4)	-	(1)	552,500	-	-	65,703	(4)	1,002,369	(4)
Chief Strategy Officer	2020	311,713	(4)	-		-	-	-	61,652	(4)	373,365	(4)

(1)	For fiscal year 2021, the bonus amounts are not calculable through the latest practical date prior to filing of this Annual Report and the bonus amounts are currently expected to be determined in fiscal year 2022, and will be disclosed in a later Form 8-K filing.

(2)	Share data has been retroactively adjusted to reflect the Company’s 1-for-20 reverse share-split effective February 8, 2022, as described in Note 13(b). The amounts shown represent the estimated aggregate grant date fair value of the awards made in each fiscal year relating to restricted stock units (“RSUs”) and options granted to the NEOs. The aggregate grant date fair value of these awards is computed in accordance with FASB ASC Topic 718. Assumptions used in determining the aggregate grant date fair value of RSU and option awards are set forth in Note 2 in our financial statements, which are included elsewhere in this Annual Report. The stock awards represent the grant date fair value of awards made in 2021 to (i) Mr. Tarpey of 32,500 RSUs awarded in February 2021 and 5,320 RSUs awarded in June 2021 and (ii) Mr. Kohavi of 32,500 RSUs awarded in March 2021. Mr. Tarpey’s February 2021 RSUs grant vest in four equal installments beginning February 18, 2021 and Mr. Tarpey’s June 2021 RSUs grant vest in three equal installments beginning June 16, 2021. Mr. Kohavi’s RSUs grant vest in four equal installments beginning March 24, 2021.

(3)	Mr. Tarpey’s employment with the Company started on February 1, 2021 with an annual base salary of $290,000 and annual target bonus of $116,000. The 2021 salary listed above is pro-rated for his partial year of employment.

(4)	In the case of Mr. Kohavi, amounts are converted from Israeli shekel to U.S. Dollars using currency ratio of 1.00 Israeli Shekel = 0.3096 U.S. Dollars as of December 31, 2021 and 1.00 Israeli Shekel = 0.2905 U.S. Dollars as of December 31, 2020.

(5)	Includes Social Security & Medicare paid by the Company, 401(k) match, and health insurance premiums. In the case of Mr. Kohavi, includes pension fund contributions of $17,065, study fund contribution of $4,378, severance pay fund contribution of $27,501, social security contribution of $11,477, and other social benefits of $5,282.

The following table summarizes the compensation paid by us in the past two fiscal years to our next two most highly compensated officers. This information is included solely to comply with Israeli law which requires us to provide the compensation granted to our five most highly compensated officers during the past fiscal year.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)		Total ($)
Boris Bogod	2021	279,434	(6)	-	(4)	340,000	(5)	-	-	54,264	(6)	673,698
VP, Cloud Operations	2020	232,448	(6)	-		-		-	-	49,633	(6)	282,081

Bruce Johnson	2021	330,039		-	(4)	297,500	(5)	-	-	43,335		670,874
VP of Sales, Americas	2020	340,489	(3)	-		-		-	-	39,407		379,896

(1)	The amounts shown represent the estimated aggregate grant date fair value of the awards made in each fiscal year relating to RSUs and options granted to the NEOs. The aggregate grant date fair value of these awards is computed in accordance with FASB ASC Topic 718. Assumptions used in determining the aggregate grant date fair value of RSU and option awards are set forth in Note 2 in our financial statements in our Annual Report, which are included elsewhere in this Annual Report.
(2)	Includes Social Security & Medicare paid by the Company, 401(k) match, and health insurance premiums. In the case of Mr. Bogod, includes pension fund contributions of $14,875, study fund contribution of $4,378, severance pay fund contribution of $20,913, social security contribution of $11,477, and other social benefits of $2,621.

(3)	The amounts within Mr. Johnson’s Salary include Base Salary and Commissions.

(4)	For fiscal year 2021, the bonus amounts are not calculable through the latest practical date prior to filing of this Annual Report and the bonus amounts are currently expected to be determined in fiscal year 2022, and will be disclosed in a later Form 8-K filing.

(5)	This amount represents the grant date fair value of awards to (i) Mr. Bogod of 20,000 RSUs options which vest over three years beginning March 24, 2021 and (ii) Mr. Johnson of 17,500 RSUs which vest over three years beginning March 24, 2021. Shares have been retroactively adjusted to reflect the Company’s 1-for-20 reverse share-split effective February 8, 2022, as described in Note 13(b).

(6)	In the case of Mr. Bogod, amounts are converted from Israeli shekel to U.S. Dollars using currency ratio of 1.00 Israeli Shekel = 0.3096 U.S. Dollars as of December 31, 2021 and 1.00 Israeli Shekel = 0.2905 U.S. Dollars as of December 31, 2020.

Executive Compensation Policy

On June 3, 2021 our shareholders approved the Cyren Executive Compensation Policy (the “Policy”), which had been recommended by the Compensation Committee of the Board and approved by the Board, for the Company’s directors and officers, in accordance with the requirements of the Companies Law. The Policy includes, among other matters prescribed by the Companies Law, a framework for establishing the terms of office and employment of the directors and officers and guidelines with respect to the structure of the variable pay of officers.

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

The Policy also includes a claw back provision which provides that officers will be required to refund any part of the annual performance-based bonuses paid based on financial results that are proven to be inaccurate and which are restated in the financial statements during the three years following the actual payment of the annual bonus, provided the officer is still employed by the Company upon publication of the restated financial statements. Additionally, the Compensation Committee and the Board have the discretion to reduce the amount of the annual cash bonus following the achievement of the bonus criteria.

The Company may indemnify, insure, and exculpate the officers to the full extent permitted by applicable law from time to time, including by entering into indemnification, insurance, and exculpation agreements, subject to the requisite approvals under applicable law.

Finally, the Policy provides that non-employee directors may be compensated up to the maximum pay allowable under Israeli law unless the Company’s shareholders approve higher compensation from time to time. However, the Policy provides that in no case will non-employee directors be awarded equity grants greater than 25,000 RSUs per year, with the exception of the Chairman of the Board, who may be awarded equity grants which are no greater than 35,000 RSUs per year.

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

Mr. Jackson Executive Employment Agreement

Pursuant to the terms of the executive employment agreement dated April 23, 2019 between the Company and Mr. Jackson, Mr. Jackson has served as our Chief Executive Officer since May 6, 2019.

Under this executive employment agreement, Mr. Jackson’s employment is on an at-will basis and can be terminated by Mr. Jackson upon 30 days’ advance written notice, except in the case of termination for “Cause”. Mr. Jackson is entitled to the following compensation:

●	An annual base salary of $365,000;

●	Annual bonus of up to $225,000 which will be based on pre-determined performance targets approved by the Compensation Committee and Board; and

●	A grant of 54,000 stock options and 40,500 RSUs under the Company’s 2016 Equity Incentive Plan.

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

Mr. Tarpey’s employment is on an at-will basis and can be terminated by Mr. Tarpey upon 30 days’ advance written notice, except in the case of termination for “Cause”. Mr. Tarpey is currently entitled to the following compensation:

●	An annual base salary of $290,000;

●	Annual bonus of up to 40% of his base salary which will be based on pre-determined performance targets approved by the Compensation Committee and Board; and

●	An initial grant of 32,500 restricted stock units under the Company’s 2016 equity incentive plan.

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

Mr. Kohavi’s Executive Employment Agreement

Pursuant to the terms of Mr. Kohavi’s employment agreement dated May 16, 2013, between the Company and Mr. Kohavi, he became our Chief Technology Officer on June 1, 2013. Mr. Kohavi’s title has since changed to Chief Strategy Officer & EVP, Advanced Solutions as of May 2019. Mr. Kohavi’s employment is on an at-will basis and can be terminated by Mr. Kohavi upon 90 days’ advance written notice, except in the case of termination for having (i) breached the employment agreement; (ii) acted dishonestly and/or disloyally toward the Company; or (iii) having been convicted of a crime involving moral turpitude and/or another crime.

Mr. Kohavi is entitled to receive an annual salary, monthly overtime and an annual bonus as a percentage of his base salary based on pre-determined performance targets, which amounts have been increased by the Board since the date of his employment agreement.

In connection with his employment with our Company, Mr. Kohavi also signed a confidentiality, non-compete and inventions assignment agreement.

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

“Change in Control” means the occurrence of any one or a combination of the following: (i) any person becomes the beneficial owner of 50% or more of the total fair market value or total combined voting power of our then-outstanding securities; provided, however, that a Change in Control shall not be deemed to have occurred if such beneficial ownership results from any of the following: (A) an acquisition by any person who on December 22, 2016 was the beneficial owner of more than fifty percent (50%) of such voting power, (B) any acquisition directly from us, including pursuant to or in connection with a public offering of securities, (C) any acquisition by us, (D) any acquisition by a trustee or other fiduciary under an employee benefit plan of a participating company or (E) any acquisition by an entity owned directly or indirectly by our shareholders in substantially the same proportions as their ownership of our voting securities; or (ii) (A) the direct or indirect sale or exchange by our shareholders of more than fifty percent (50%) of the total combined voting power of our then outstanding securities in a single or series of related transactions; (B) a merger or consolidation in which we are a party; or (C) the sale, exchange, or transfer of all or substantially all of our assets (other than a sale, exchange or transfer to one or more of our subsidiaries) (collectively, a “Transaction”) in which our shareholders immediately before the Transaction do not retain immediately after the Transaction direct or indirect beneficial ownership of more than fifty percent (50%) of the total combined voting power of our outstanding securities or the entity to which the assets of the Company were transferred, as the case may be; or (iii) a date specified by the compensation committee following approval by the shareholders of a plan of complete liquidation or dissolution of the Company; provided, however, that a Change in Control shall not include a transaction in which a majority of the members of the Board of the continuing, surviving or successor entity, or parent thereof, immediately after such transaction is comprised of incumbent directors. An incumbent director means a director who either (A) was a member of the Board on December 22, 2016, or (B) is elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the incumbent directors at the time of such election or nomination.

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

Employee Equity Incentive Plan

Employees, including executive officers and other management employees, participate in the Company’s employee equity incentive plans. On December 22, 2016, our shareholders approved a new equity incentive plan - the 2016 Equity Incentive Plan (the “Employee Plan”). This plan replaced all prior employee stock option plans which terminated.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards at fiscal year-end, or December 31, 2021, for our named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options			Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not
Name	Exercisable	Unexercisable		Price	Date	Vested		Vested(1)
Brett Jackson	34,875	19,125	(2)	41.80	05/06/2025	50,250	(3)	291,450
Chief Executive Officer

Kenneth Tarpey	-	-		-	-	37,820	(5)	219,356
Chief Financial Officer(4)

Lior Kohavi	1,750	-		28.80	02/10/2022	33,975	(6)	197,055
Chief Strategy Officer(2)	2,500	-		40.00	01/24/2023

Shares and per share data have been retroactively adjusted to reflect the Company’s 1-for-20 reverse share-split effective February 8, 2022, as described in Note 13(b).

(1)	The amounts in this column are based on the closing price of our ordinary shares on December 31, 2021 of $5.80.
(2)	This amount represents options, one quarter of which vested on May 6, 2020 and the remainder of which vest in equal monthly installments for the next 36 months thereafter, subject to earlier vesting upon a change of control.
(3)	This amount reflects 40,500 RSUs which vest in four equal annual installments beginning on July 30, 2020 and 40,000 RSUs which vest in four equal annual installments beginning on February 11, 2021, subject to earlier vesting upon a change of control.
(4)	Mr. Tarpey commenced his tenure as Chief Financial Officer on February 1, 2021.
(5)	This amount reflects 32,500 RSUs which vest in four equal annual installments beginning on February 18, 2021 and 5,320 RSUs which vest in three equal annual installments beginning on June 16, 2021 subject to earlier vesting upon a change of control.
(6)	This amount reflects 1,400 RSUs which vest in four equal annual installments beginning on January 25, 2018, 4,500 RSUs which vest in four annual installments beginning September 20, 2018, and 32,500 RSUs which vest in three equal annual installments beginning on March 24, 2021, subject to earlier vesting upon a change of control.

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

At the Company’s Annual Meeting of Shareholders held on July 8, 2021 (the “2021 Annual Meeting”), the Company’s shareholders approved the grant of RSU awards to (i) Hila Karah, David Earhart, John Becker, Cary Davis, Brian Chang, Lauren Zletz and Rajveer Kushwaha in the amount of 1,250 RSUs each and (ii) Mr. James Hamilton in the amount of 1,750 RSUs  . The cash compensation paid to non-employee directors was unchanged and remains at $7,500 per quarter. Directors also are reimbursed for their expenses for each Board meeting attended.

The table below summarizes the compensation paid by us to our non-employee directors for services rendered in 2021.

Name	Fees Earned or Paid in Cash		Stock Awards (1)		Option Awards(1)	Total
Hila Karah	$30,000		$37,150		—	$67,150
Todd Thomson	15,615	(2)	21,400	(3)	—	37,015
James Hamilton	30,000		22,050		—	52,050
John Becker	30,000		37,150		—	67,150
David Earhart	30,000		41,430		—	71,430
Cary Davis	30,000		37,150		—	67,150
Brian Chang	30,000		37,150		—	67,150
Lauren Zletz	30,000		37,150		—	67,150
Rajveer Kushwaha	30,000		37,150		—	67,150
Lior Samuelson	667	(4)	21,400	(5)	—	22,067

(1)	The amounts shown in these columns represent the estimated aggregate grant date fair value of the RSU and option awards granted to the non-employee directors in 2021. The aggregate grant date fair value of these awards is computed in accordance with FASB ASC Topic 718. Assumptions used in determining the aggregate grant date fair value of RSU and option awards are set forth in Note 2(q) in our financial statements, which is included elsewhere in this Annual Report.
(2)	Mr. Thomson resigned as a director effective July 8, 2021. The fees above reflect fees for this partial year of service through July 8, 2021. Mr. Thomson was not replaced.
(3)	On January 4, 2021, Mr. Thomson received 1,000 RSUs which vested annually over four years. Due to Mr. Thomson’s resignation effective July 8, 2021, these RSUs did not vest and were cancelled in 2021.
(4)	Mr. Samuelson resigned from the Cyren Board on January 8, 2021. The fees above are pro-rated for his partial year of service as director.
(5)	Mr. Samuelson resigned from the Cyren Board on January 8, 2021. On January 4, 2021, Mr. Samuelson received 1,000 RSUs which vested annually over four years. Due to Mr. Samuelson’s resignation effective January 8, 2021, these RSUs did not vest and were cancelled in 2021.

The table below sets forth the aggregate number of RSUs and unexercised stock options outstanding at December 31, 2021 for each of our non-employee directors.

Name	Aggregate Number of RSUs Outstanding at December 31, 2021	Aggregate Number of Unexercised Stock Options Outstanding at December 31, 2021

Hila Karah	3,375	834
James Hamilton	4,563	-
John Becker	3,375	2,500
David Earhart	3,725	-
Cary Davis	3,250	2,500
Brian Chang	3,250	2,500
Lauren Zletz	3,250	2,500
Rajveer Kushwaha	3,250	2,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares, as of February 28, 2022 (the “Reporting Date”), by (i) each person known to us to beneficially own more than 5% of our ordinary shares; (ii) our named executive officers for the fiscal year ended December 31, 2021; (iii) each director; and (iv) all of the executive officers and directors as a group. Except as shown in the table, no other person is known by us to beneficially own more than 5% of our outstanding ordinary shares. The percentage of shares beneficially owned is based on 5,333,564 ordinary shares outstanding as of February 28, 2022.

Name of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Percent(2)
Holding more than 5%:
WP XII Investments B.V. (3)	1,610,551	30.20%

Named Executive Officers and Directors:
Brett Jackson (4)	95,888	1.80%
Kenneth Tarpey (5)	8,125	*
Lior Kohavi (6)	35,786	*
Hila Karah (7)	5,072	*
James Hamilton (8)	2,937	*
David Earhart (9)	2,775	*
John Becker (10)	4,125	*
Cary Davis (11)	3,625	*
Brian Chang (12)	3,625	*
Lauren Zletz (13)	3,313	*
Rajveer Kushwaha (14)	3,313	*
Total of all Executive Officers and Directors as a Group (17 persons) (15)	226,449	4.16%

*	Less than one percent.

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Cyren Inc., 1430 Spring Hill Road, Suite 330, McLean, VA 22102.

(2)	The number and percentage of shares beneficially owned by each person has been determined in accordance with Rule 13d-3 of the Exchange Act. Pursuant to the rules of the SEC, the number of ordinary shares deemed outstanding includes ordinary shares issuable upon settlement of RSUs held by the respective person or group that will vest within 60 days of the Reporting Date and pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of the Reporting Date. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power with respect to the shares shown as beneficially owned.

(3)	Based on a Schedule 13D/A as filed with the SEC on February 10, 2020. The shareholder of the Company is WP XII Investments B.V., a company incorporated in the Netherlands (“WP XII Investments”), which is wholly owned by WP XII Investments Coöperatief U.A., a company incorporated in the Netherlands (“WP XII Investments Coöperatief”), which itself is wholly owned by (i) Warburg Pincus (Callisto) Private Equity XII (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII Callisto”), (ii) Warburg Pincus (Europa) Private Equity XII (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII Europa”), (iii) Warburg Pincus (Ganymede) Private Equity XII (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII Ganymede”), (iv) Warburg Pincus Private Equity XII-B (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII-B”), (v) Warburg Pincus Private Equity XII-D (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII-D”), (vi) Warburg Pincus Private Equity XII-E (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII-E”), (vii) Warburg Pincus XII Partners (Cayman), L.P., a Cayman Islands exempted limited partnership (“Warburg Pincus XII Partners”), and (viii) WP XII Partners (Cayman), L.P., a Cayman Islands exempted limited partnership (“WP XII Partners,” and together with WP XII Callisto, WP XII Europa, WP XII Ganymede, WP XII-B, WP XII-D, WP XII-E and Warburg Pincus XII Partners, the “WP XII Funds”). Warburg Pincus LLC, a New York limited liability company (“WP LLC”), is the manager of the WP XII Funds. Warburg Pincus (Cayman) XII, L.P., a Cayman Islands exempted limited partnership (“WP XII Cayman GP”), is the general partner of each of the WP XII Funds. Warburg Pincus (Cayman) XII GP LLC, a Delaware limited liability company (“WP XII Cayman GP LLC”), is the general partner of WP XII Cayman GP. Warburg Pincus Partners II (Cayman), L.P., a Cayman Islands exempted limited partnership (“WPP II Cayman”), is the sole member of WP XII Cayman GP LLC. Warburg Pincus (Bermuda) Private Equity GP Ltd., a Bermuda exempted company (“WP Bermuda GP”), is the general partner of WPP II Cayman. Investment and voting decisions with respect to the ordinary shares are made by a committee comprised of three or more individuals and all members of such committee disclaim beneficial ownership of the shares. WP XII Investments has shared power to vote or direct the vote with respect to all of the shares and shared power to dispose or direct the disposition of all of the shares. The address of WP XII Investments is c/o Warburg Pincus & Co., 450 Lexington Avenue, New York, NY 10017.

(4)	This amount includes 39,375 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes 40,250 RSUs that have not yet vested.

(5)	This amount excludes 29,695 RSUs that have not yet vested.

(6)	This amount includes 2,500 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes 22,792 RSUs that have not yet vested.

(7)	This amount includes 301 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes 2,625 RSUs that have not yet vested. (8) This amount excludes 4,063 RSUs that have not yet vested. (9) This amount excludes 2,875 RSUs that have not yet vested. (10) This amount includes 2,500 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes 2,625 RSUs that have not yet vested. (11) This amount includes 2,500 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes 2,625 RSUs that have not yet vested. (12) This amount includes 2,500 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes 2,625 RSUs that have not yet vested. (13) This amount includes 2,188 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes (i) 312 options and (ii) 2,625 RSUs that have not yet vested. The address of Ms. Zletz (also a Warburg Director) is c/o Warburg Pincus & Co., 450 Lexington Avenue, New York, NY 10017. (14) This amount includes 2,188 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date. This amount excludes (i) 312 options and (ii) 2,625 RSUs that have not yet vested. (15) This amount includes 78,632 shares issuable upon exercise of options which are fully vested or that will vest within 60 days of the Reporting Date exercisable. There are 36,666 RSUs that will vest within 60 days after the Reporting Date.

Equity Compensation Plans

The following table gives information about Cyren’s ordinary shares that may be issued under Cyren’s existing equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs	Weighted- average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
2016 Equity Incentive Plan	487,473	$44.17	301,556
2016 Non-Employee Director Equity Incentive Plan	41,371	$50.02	34,903
Total	528,844	$44.66	336,459

(1)	Reflects the weighted-average exercise price of outstanding options only, because there is no exercise price associated with the vesting of RSUs.

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

On November 6, 2017, Warburg Pincus, our controlling shareholder, purchased 530,000 ordinary shares from us for $37.00 per share, representing gross proceeds of approximately $19.6 million. In connection with the private placement, we entered into a registration rights agreement with Warburg Pincus with respect to such ordinary shares.

On December 5, 2018, the Company issued $10.0 million aggregate principal amount of Convertible Notes in a private placement to affiliates of Yelin Lapidot Holdings Management Ltd., which held at the time more than 5% of the Company’s securities. The outstanding principal amount of $10.0 million was repaid in full at maturity on December 5, 2021. For more information regarding the Convertible Notes, see “Financings” above.

On November 7, 2019, following the closing of the Rights Offering, we issued 231,214 ordinary shares to Warburg Pincus, our controlling shareholder, upon exercise of its basic and over-subscription rights in the Rights Offering. The ordinary shares were issued at $34.60 per share, for a total of approximately $8 million of gross proceeds to the Company. For more information regarding the Rights Offering, see “Financings” above.

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

Director Independence

Each year, the Board undertakes a review of director independence, which includes a review of each director’s responses to questionnaires asking about any relationships with us. This review is designed to identify and evaluate any transactions or relationships between a director or any member of his or her immediate family and us, or members of our senior management or other members of our Board, and all relevant facts and circumstances regarding any such transactions or relationships. Consistent with these considerations, our Board has affirmatively determined that all of our non-employee directors, who are listed below, are “independent directors” pursuant to Nasdaq Listing Rule 5605(a)(2):

●	Hila Karah

●	Cary Davis

●	James Hamilton

●	David Earhart

●	John Becker

●	Brian Chang

●	Rajveer Kushwaha

●	Lauren Zletz

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global (“EY Global”), has served as our independent registered public accounting firm for each of the fiscal years in the two-year period ended December 31, 2021, for which audited financial statements appear in this Annual Report. The following table presents the aggregate fees billed to us for audit and other services provided by Kost, Forer, Gabbay & Kasierer, a member of EY Global, and other members of EY Global during the years ended December 31, 2021 and 2020:

	Year ended December 31,
(in thousands)	2021 Fees	2020 Fees
Audit Fees (1)	$142	$240
Audit-Related Fees	60	39
Tax Fees (2)	9	13
All Other Fees	7	-
Total	$218	$292

(1)	Audit fees consist of fees billed for the annual audit services engagement and other audit services, which are those services that only the independent registered public accounting firm can reasonably provide, and include the group audit including statutory audits; consents; and assistance in connection with documents filed with the SEC.
(2)	Tax fees are for professional services rendered by our auditors for tax compliance, tax advice on actual or contemplated transactions, tax consulting associated with international transfer prices and global mobility of employees.

Audit Committee Pre-approval Policies and Procedures

Below is a summary of our current policies and procedures.

The main role of the Company’s audit committee is to assist the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company. The audit committee oversees the appointment, compensation, and oversight of the Company’s independent registered public accounting firm engaged to prepare or issue an audit report on the financial statements of the Company. The audit committee’s specific responsibilities in carrying out its oversight role include the approval of all audit and non-audit services to be provided by the external auditor, the quarterly review of the firm’s non-audit services and related fees and the potential impact of such services on auditor independence. These services may include audit services, audit-related services, tax services and other services, as described above. It is the policy of the audit committee to approve in advance the particular services or categories of services to be provided to the Company periodically. Additional services may be pre-approved by the audit committee on an individual basis during the year. The audit committee did not avail itself of section (c)(7)(i)(C) of Rule 2-01 of Regulation S-X during 2021, which allows for an exemption from the pre-approval process under certain limited circumstances. Consistent with these policies and procedures, the audit committee approved all of the services rendered by Kost, Forer, Gabbay & Kasierer, a member of EY Global, and other members of EY Global during fiscal year 2021, as described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements

See Item 8 for Financial Statements included with this Annual Report.

(2)	Financial Statement Schedules

None

(3)	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Period Covered or Date of Filing
3.1	Memorandum of Association of the Company.	F-1 (333–78531)	06/03/99
3.2	Amended and Restated Articles of Association of the Company, as amended on February 7, 2022.	8-K	02/09/2022
4.1	Description of Securities.*
4.2	Form of Placement Agent Warrant, dated February 16, 2021.	8-K	02/16/2021
4.3	Form of Ordinary Warrant, dated September 17, 2021.	8-K	09/20/2021
4.4	Form of Placement Agent Warrant, dated September 17, 2021.	8-K	09/20/2021
4.5	Form of Ordinary Warrant, dated February 14, 2022.	8-K	02/14/2022
4.6	Form of Pre-Funded Warrant, dated February 14, 2022.	8-K	02/14/2022
4.7	Form of Placement Agent Warrant, dated February 14, 2022.	8-K	02/14/2022
10.1	2016 Equity Incentive Plan, as amended and restated.†*
10.2	2016 Non-Employee Director Equity Incentive Plan, as amended and restated.†*
10.3	Form of Notice of Grant under the 2016 Equity Incentive Plan.†	10-K	Year ended December 31, 2018
10.4	Form of Notice of Grant under the Non-Employee Director 2016 Equity Incentive Plan.†	10-K	Year ended December 31, 2018
10.5	Summary of Director Compensation.	10-K	Year ended December 31, 2019
10.6	The Executive Compensation Policy of the Company, as approved in February 2022.	Proxy Statement	07/05/2022
10.7	Form of Convertible Debenture due 2024.	8-K	03/19/2020
10.8	Form of Securities Purchase Agreement, dated March 16, 2020.	8-K	03/19/2020
10.9	Form of Registration Rights Agreement, dated March 16, 2020.	8-K	03/19/2020
10.10	Form of Subsidiary Guarantee, dated March 16, 2020.	8-K	03/19/2020
10.11	Securities Purchase Agreement dated November 6, 2017 between Cyren Ltd. and WP XII Investments BV.	20-F	Year ended December 31, 2017
10.12	Registration Rights Agreement dated November 6, 2017 between Cyren Ltd. and WP XII Investments BV.	20-F	Year ended December 31, 2017
10.13	Form of Indemnification Agreement†	6-K (Exhibit B to Exhibit 99.1)	07/02/2018
10.14	Executive Employment Agreement dated April 23, 2019 between Cyren Inc., Cyren Ltd. and Brett Jackson. †	8-K	04/26/2019

10.15	Offer Letter dated January 26, 2021 between Cyren Inc. and Kenneth Tarpey.	8-K	01/27/2021
10.16	Supplemental Letter Agreement dated January 26, 2021 between Cyren Ltd. and Kenneth Tarpey.	8-K	01/27/2021
10.17	Form of Securities Purchase Agreement, dated September 15, 2021, between Cyren Ltd. and the purchasers named therein.	8-K	09/20/2021
10.18	Form of Registration Rights Agreement, dated September 15, 2021, between Cyren Ltd. and the purchasers named therein.	8-K	09/20/2021
10.19	Form of Securities Purchase Agreement, dated February 10, 2022, between Cyren Ltd. and the purchasers named therein.	8-K	02/14/2022
10.20	Form of Registration Rights Agreement, dated February 10, 2022, between Cyren Ltd. and the purchasers named therein.	8-K	02/14/2022
10.21	Executive Employment Agreement dated May 16, 2013, between Cyren Ltd. and Lior Kohavi.
21	List of Subsidiaries of the Company.*
23.1	Consent of Kost, Forer, Gabbay & Kasierer, independent registered public accounting firm.*
24.1	Power of Attorney (included in the signature page hereto)
31.1	Certification of Company’s Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).*
31.2	Certification of Company’s Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).*
32.1	Certification of Company’s Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350. **
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyren Ltd.

By:	/s/ Brett Jackson
Brett Jackson
Chief Executive Officer

Date:	March 24, 2022

POWER OF ATTORNEY

We, the undersigned officers and directors of Cyren Ltd. hereby severally constitute and appoint Brett Jackson our true and lawful attorney with full power to him, to sign for us and in our names in the capacities indicated below this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brett Jackson	Chief Executive Officer	March 24, 2022
Brett Jackson	(Principal Executive Officer)

/s/ Kenneth Tarpey	Chief Financial Officer	March 24, 2022
Kenneth Tarpey	(Principal Financial and Accounting Officer)

/s/ James Hamilton	Chairman of the Board	March 24, 2022
James Hamilton

/s/ Hila Karah	Director	March 24, 2022
Hila Karah

/s/ David Earhart	Director	March 24, 2022
David Earhart

/s/ John Becker	Director	March 24, 2022
John Becker

/s/ Cary Davis	Director	March 24, 2022
Cary Davis

/s/ Brian Chang	Director	March 24, 2022
Brian Chang

/s/ Rajveer Kushwaha	Director	March 24, 2022
Rajveer Kushwaha

/s/ Lauren Zletz	Director	March 24, 2022
Lauren Zletz

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - - - - - - - -

CYREN LTD. AND ITS SUBSIDIARIES

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

CYREN LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyren Ltd. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CYREN LTD. AND ITS SUBSIDIARIES

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidity and Capital resources

Description of the matter

As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception, and expects to continue to incur losses for the foreseeable future. At December 31, 2021, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the date of the issuance of the consolidated financial statements. Those factors raise substantial doubt about the Company’s ability to continue as a going concern

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and execution uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows to conclude the Company would have sufficient liquidity to sustain itself for at least a year beyond the date of the issuance of the consolidated financial statements. This in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence supporting the liquidity conclusions.

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

Tel-Aviv, Israel

March 24, 2022

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	December 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,302	$9,296
Trade receivables (net of allowances for credit losses of $118 and $201 as of December 31, 2021 and 2020, respectively)	799	960
Deferred commissions	982	980
Prepaid expenses and other receivables	1,241	779

Total current assets	7,324	12,015

LONG-TERM ASSETS:
Long-term deferred commissions	933	1,125
Long-term lease deposits and prepaids	809	937
Operating lease right-of-use assets	9,280	10,900
Severance pay fund	921	745
Property and equipment, net	2,183	3,948
Intangible assets, net	4,304	7,797
Goodwill	20,374	21,476

Total long-term assets	38,804	46,928

Total assets	$46,128	$58,943

The accompanying notes are an integral part of the consolidated financial statements.

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	December 31,
	2021	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,075	$799
Convertible notes (related party)	-	10,000
Employees and payroll accruals	4,414	3,813
Accrued expenses and other liabilities ($4 and $37 attributable to related parties, respectively)	955	1,420
Operating lease liabilities	1,618	1,983
Deferred revenues	4,644	6,934

Total current liabilities	12,706	24,949

LONG-TERM LIABILITIES:
Deferred revenues	485	644
Convertible Debentures ($238 and $234 attributable to related parties)	8,578	9,248
Long-term operating lease liabilities	8,624	9,866
Deferred tax liability, net	407	655
Accrued severance pay	983	838
Other liabilities	517	706

Total long-term liabilities	19,594	21,957

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Ordinary shares nominal value ILS 3.00 par value; Authorized: 80,000,000 and 5,500,000 shares as of December 31, 2021 and 2020; Issued and Outstanding: 4,532,943 and 3,063,596 shares as of December 31, 2021 and 2020, respectively	3,759	2,392
Additional paid-in capital	283,577	258,962
Accumulated other comprehensive loss	(1,877)	(725)
Accumulated deficit	(271,631)	(248,592)

Total shareholders’ equity	13,828	12,037

Total liabilities and shareholders’ equity	$46,128	$58,943

All Cyren shares issued and outstanding for all periods reflect Cyren’s 1-for-20 Reverse Share Split, which was effective February 8, 2022.

The accompanying notes are an integral part of the consolidated financial statements.

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

	Year ended December 31,
	2021	2020
Revenues (1)	$31,187	$36,388
Cost of revenues	15,277	14,786

Gross profit	15,910	21,602

Operating expenses:
Research and development, net	17,624	16,083
Sales and marketing	10,808	11,678
General and administrative	9,283	9,583

Total operating expenses	37,715	37,344

Operating loss	(21,805)	(15,742)

Other (expenses) income, net	(12)	5
Financial expenses, net (1)	(1,360)	(1,647)

Loss before taxes on income	(23,177)	(17,384)
Tax benefit	138	121

Net loss	$(23,039)	$(17,263)

Basic and diluted net loss per share (2)	$(5.90)	$(5.72)

Weighted average number of shares used in computing basic and diluted net loss per share	3,908,072	3,016,359

(1)	Transaction with related parties are included in the line item above (refer to Footnote 12, Related Parties, of the Notes to the Consolidated Financial Statements for additional information).
(2)	Please refer to Note 13(a).

The accompanying notes are an integral part of these consolidated financial statements.

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands of U.S. dollars)

	Year ended December 31,
	2021	2020
Net loss	$(23,039)	$(17,263)

Other comprehensive loss:
Foreign currency translation adjustments	(1,152)	1,285

Comprehensive loss	$(24,191)	$(15,978)

The accompanying notes are an integral part of these consolidated financial statements.

CYREN LTD. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)

	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss (*)	Accumulated deficit	Total
Balance as of December 31, 2019	2,968,609	2,309	255,741	(2,010)	(231,329)	24,711

Restricted share units vested	42,807	38	(38)	-	-	-
Payment of interest in shares	28,030	24	551	-	-	575
Share-based compensation related to employees, directors, and consultants	-	-	2,391	-	-	2,391
Issuance of shares upon early conversion of a Convertible Debentures	24,150	21	317	-	-	338
Other comprehensive loss	-	-	-	1,285	-	1,285
Net loss	-	-	-	-	(17,263)	(17,263)

Balance as of December 31, 2020	3,063,596	2,392	258,962	(725)	(248,592)	12,037

Issuance of ordinary shares, net of issuance costs (**)	600,000	556	12,032	-	-	12,588
Issuance of ordinary shares and warrants, net of costs (***)	707,639	662	8,614	-	-	9,276
Restricted share units vested	43,913	41	(41)	-	-	-
Payment of interest in shares	57,723	53	751	-	-	804
Share-based compensation related to employees, directors, and consultants	-	-	2,455	-	-	2,455
Issuance of shares upon early conversion of a Convertible Debentures	60,074	55	804	-	-	859
Other comprehensive loss	-	-	-	(1,152)	-	(1,152)
Net loss	-	-	-	-	(23,039)	(23,039)

Balance as of December 31, 2021	4,532,945	$3,759	$283,577	$(1,877)	$(271,631)	$13,828

(*)	Relates to foreign currency translation adjustments.
(**)	Net of issuance costs of $1,212
(***)	Net of issuance costs of $914

The accompanying notes are an integral part of the consolidated financial statements.

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Year ended December 31,
	2021	2020
Cash flows from operating activities:

Net loss	$(23,039)	$(17,263)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	17	14
Depreciation	2,142	2,349
Share-based compensation	2,455	2,391
Amortization of intangible assets	2,938	2,823
Write-off of technology R&D capitalization	604	735
Impairment of intangible asset	115	-
Amortization of deferred commissions	1,320	1,517
Operating lease right-of-use assets	1,832	2,157
Interest on convertible notes	543	575
Interest and amortization of debt issuance costs on Convertible Debentures	677	601
Deferred taxes, net	(220)	(184)

Changes in assets and liabilities:
Trade receivables, net	106	1,299
Prepaid expenses and other receivables	(276)	57
Deferred commissions	(1,169)	(1,095)
Change in long-term lease deposits	(8)	(116)
Trade payables	275	(399)
Employees and payroll accruals, accrued expenses, and other liabilities	(206)	149
Deferred revenues	(2,250)	(1,856)
Accrued severance pay, net	(30)	(60)
Operating lease liabilities	(1,838)	(1,606)
Other long-term liabilities	(9)	237

Net cash used in operating activities	(16,021)	(7,675)

Cash flows from investing activities:

Capitalization of technology	(262)	(2,217)
Proceeds from sale of property and equipment	10	6
Purchase of property and equipment	(516)	(1,766)

Net cash used in investing activities	(768)	(3,977)

The accompanying notes are an integral part of the consolidated financial statements.

CYREN LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Year ended December 31,
	2021	2020
Cash flows from financing activities:

Proceeds from Convertible Debentures, net of debt issuance costs	-	9,442
Proceeds from issuance of ordinary shares and warrant, net of issuance costs	9,276	-
Proceeds from issuance of ordinary shares, net of issuance costs	12,588	-
Payment of principal on convertible notes on maturity	(10,000)	-

Net cash provided by financing activities	11,864	9,442

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38)	(3)

(Decrease) in cash, cash equivalents and restricted cash	(4,963)	(2,213)
Cash, cash equivalents and restricted cash at the beginning of the period	9,914	12,127

Cash, cash equivalents and restricted cash at the end of the period	$4,951	$9,914

Supplemental cash flows disclosures:

Cash paid during the year for:

Interest	$287	$288

Supplemental disclosure of non-cash transactions:

Purchase of property and equipment by credit	$(8)	$(18)

Operating lease right-of-use asset exchanged for lease obligations	$488	$3,956

Net change in accrued payroll expenses related to capitalization of technology	$-	$(24)

Issuance of shares on early conversion of Convertible Debentures	$859	$338

Issuance of shares for payment of interest on convertible notes and Convertible Debentures	$804	$575

Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flow:

Cash and cash equivalents	$4,302	$9,296
Restricted cash included in long-term restricted lease deposits	649	618

Total cash, cash equivalents and restricted cash	$4,951	$9,914

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

b.

Over the past several years, the Company has made significant investment in product development, as well as sales & marketing. The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future. The Company’s accumulated deficit as of December 31, 2021 was $271,631 and negative cash flows from operating activities during the year ended December 31, 2021 was $16,021. At December 31, 2021, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the date of the filing date of the consolidated financial statements. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months through a combination of actions that may include existing cash on hand, reducing operating spend, potentially divesting assets, amending certain existing debt securities and issuing equity and/or debt securities.

The current cash balance, historical trend of cash used in operations and lack of certainty regarding a future capital raise, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements. While the Company has successful raised funds in the past, there is no guarantee that it will be able to do so in the future. The inability to borrow or raise sufficient funds on commercially reasonable terms, would have serious consequences on our financial condition and results of operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The consolidated financial statements for the year ended December 31, 2021 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 1:	GENERAL (Cont.)

c.

On February 7, 2022, the Company held a Special Meeting of Shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders voted on the following proposals: (i) to approve an amendment to the Company’s Amended and Restated Articles of Association (the “Articles of Association”) to effect a Reverse Share Split of the Company’s ordinary shares (the “Reverse Share Split”) at a ratio of not less than one-for-four and not more than one-for-twenty, with such ratio and the implementation and timing of the Reverse Share Split to be determined by the Company’s board of directors in its sole discretion within thirty days of the Special Meeting (“Proposal One”) and (ii) subject to the approval of Proposal One, to approve an increase in the authorized share capital by up to NIS 216,000,000 to 240,000,000 and amend the Company’s Articles of Association accordingly (“Proposal Two”).

Following the Special Meeting, on February 7, 2022, the board of directors of the Company approved a one-for-twenty Reverse Share Split and an increase in the Company’s authorized share capital by NIS 216,000,000, and the Articles of Association of the Company were amended accordingly. The Reverse Share Split became effective on February 9, 2022. Additionally, effective at the same time, the total number of ordinary shares the Company is authorized to issue after the effect of the Reverse Share Split is 80,000,000, the par value per ordinary share is NIS 3.00 and the authorized share capital of the Company is NIS 240,000,000.

Upon the effectiveness of the Reverse Share Split, every twenty ordinary shares were automatically combined and converted into one ordinary share. Appropriate adjustments were also made to all outstanding derivative securities of the Company, including all outstanding equity awards and warrants.

No fractional shares were issued in connection with the Reverse Share Split. Instead, all fractional shares (including shares underlying outstanding equity awards and warrants) were rounded up to the nearest whole ordinary share.

All of the ordinary shares and per share data have been retroactively adjusted for the impact of the reverse share-split.

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

a.	Use of estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to fair value and useful lives of intangible assets, valuation allowance on deferred tax assets, income tax uncertainties, fair values of share-based awards, other contingent liabilities and estimates used in applying the revenue recognition policy. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Financial statements in U.S. dollars:

Cyren’s revenues, and certain of its subsidiary’s revenues, are generated mainly in U.S. dollars. In addition, most of the Company’s costs are incurred in U.S. dollars. The Company’s management believes that the U.S. dollar is the primary currency of the economic environment in which Cyren and certain of its subsidiaries operate. Thus, the functional and reporting currency of Cyren and certain of its subsidiaries is the U.S. dollar.

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

The Company maintains certain deposits amounts restricted as to withdrawal or use. On December 31, 2021, the Company maintained a balance of $649 which is restricted and is held as collateral for a bank guarantee and a letter of credit provided to the lessors of two of the Company’s offices. The balance is presented on the balance sheets within the long-term restricted lease deposits balance.

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

Useful Life
(In Years)
Cost:
Computers and peripheral equipment	3-7
Office furniture and equipment	5-14
Leasehold improvements	5-10

g.	Leases:

The Company accounting for leases according to ASC 842, Leases. The Company determines if an arrangement is a lease and the classification of that lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. For leases with terms greater than 12 months, the Company records the ROU asset and liability at commencement date based on the present value of lease payments according to their term.

The Company uses incremental borrowing rates based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses are recognized on a straight-line basis over the lease term.

In addition, the carrying amount of the ROU and lease liabilities are remeasured if there is a modification, a change in the lease term, a change in the in-substance fixed lease payments or a change in the assessment to purchase the underlying asset.

The Company elected the practical expedient for lease agreements with a term of twelve months or less and does not recognize ROU assets and lease liabilities in respect of those agreements. The Company also elected the practical expedient to not separate lease and non-lease components for its leases.

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

During the year-ended December 31, 2021, the Company recorded an impairment loss of $115 related to a trademark for a product that was discontinued in 2021. This amount has been recognized in sales and marketing expense.

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

For each of the two years in the period ended December 31, 2021, no impairment losses have been identified.

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

The Company recognizes revenue under the core principle that transfer of control to the Company’s customers should be depicted in an amount reflecting the consideration the Company expects to receive in revenue. In order to achieve that core principle, the Company applies the following five-step approach:

1)	Identification of the contract, or contracts, with the customer - The Company considers the terms and conditions of the contract and its customary business practice in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract is approved, the Company can identify each party’s rights regarding the services to be transferred, the Company can identify the payment terms for the services, the Company has determined the customer has the ability and intent to pay and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined contract or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

2)	Identification of the performance obligation in the contract - Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both i) capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and ii) distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services , the Company applies judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)	Determination of the transaction price - The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Generally, the Company does not provide price protection, stock rotation, rebates, or right of return. In 2019, one contract contained a significant financing component.

Variable Consideration - Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved. If the Company’s services do not meet certain service level commitments, the Company’s customers are entitled to receive service credits representing a form of variable consideration. The Company has not historically experienced any significant incidents affecting the defined levels of reliability and performance as required by the Company’s subscription contracts. Accordingly, there are no estimated refunds related to these contracts in the consolidated financial statements during the periods presented.

4)	Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

5)	Recognition of revenue when, or as, the Company satisfies a performance obligation - The Company recognizes revenue when control of the services are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services . The Company records its revenue net of any value added or sales tax.

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

Deferred Revenue - The Company records deferred revenue when cash payments are received, in advance of the Company’s performance and recognizes revenue over the contractual term.

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

For the years ended December 31, 2021 and 2020, the Company capitalized $1,169 and $1,095 of commission costs, respectively, and amortized $1,320 and 1,517, respectively.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

m.	Research and development costs, net:

Research and development costs are charged to statements of operations as incurred, except for capitalized technology.

n.	Capitalized technology:

The Company capitalizes development costs incurred during the application development stage which are related to internal-use technology that supports its security services. Costs related to preliminary project activities and post implementation activities are expensed as incurred as research and development costs on the statements of operations. Capitalized internal-use technology is included in intangible assets on the balance sheet and is amortized on a straight-line basis over its estimated useful life, which is generally one to three years. Amortization expenses are recognized under cost of revenues. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

o.	Concentrations of credit risk:

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

The trade receivables of the Company are derived from transactions with companies located primarily in North America, Europe, Israel, and Asia. A provision for credit loss account is determined based on historical collection experience, customer creditworthiness, current and future economic conditions and market conditions with respect to those amounts that the Company has determined to be doubtful of collection. The provision for credit loss amounted $118 and $201 at December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, bad debt benefit was $68 and 5, respectively.

p.	Accounting for share-based compensation:

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

The fair value for options granted in 2021 and 2020 is estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions:

	Year ended December 31,
Stock options	2021	2020
Volatility	67% - 71%	47% - 60%
Risk-free interest rate	0.40% - 1.12%	0.23% - 1.40%
Dividend yield	0%	0%
Expected term (years)	4.10	4.10

q.	Basic and diluted net loss per share:

Basic net loss per share has been computed using the weighted-average number of ordinary shares outstanding during the year. Diluted net loss per share is computed based on the weighted average number of ordinary shares outstanding during each year, plus the weighted average number of dilutive potential ordinary shares considered outstanding during the year.

In 2021 and 2020 there is no difference between the denominator of basic and diluted net loss per share. In periods where the Company reports a net loss, the effect of anti-dilutive stock options, restricted stock units, Convertible Notes, Convertible Debentures, and warrants are excluded and diluted net loss per share is equal to basic loss per share. For the years ended December 31, 2021 and 2020, 1,489,620 and 1,190,183 potential ordinary shares were excluded from the calculation of diluted net EPS due to their anti-dilutive effect, respectively.

r.	Severance pay:

The Company’s liability for severance pay in Israel is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of its employees multiplied by the number of years of employment as of the balance sheet date for such employees. The Company’s obligation for all of its Israeli employees is fully provided by monthly deposits with severance pay funds and insurance policies, and by an accrual. The value of those funds and policies is recorded as an asset in the Company’s balance sheet.

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

Severance benefit for the year ended December 31, 2021 and 2020 was $31 and $40, respectively.

s.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value, and if it is more likely than not that some portion of the entire deferred tax asset will not be realized.

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

t.	Comprehensive loss:

The Company accounts for comprehensive loss in accordance with ASC No. 220, “Comprehensive Income”. Comprehensive loss generally represents all changes in shareholders’ equity during the period except those resulting from investments by, or distributions to, shareholders. The Company determined that its items of other comprehensive loss relate to gains and losses from functional currency translation adjustments on behalf of subsidiaries whose functional currency has been determined to be their local currency.

u.	Recently issued and adopted pronouncements:

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company adopted this new guidance January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

v.	New accounting pronouncements not yet adopted:

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements.

NOTE 3:	PROPERTY AND EQUIPMENT, NET

	December 31
	2021	2020
Cost:
Computers and peripheral equipment	$11,422	$13,080
Office furniture and equipment	701	875
Leasehold improvements	856	861

	12,979	14,816

Less accumulated depreciation	(10,796)	(10,868)

Property and equipment, net	$2,183	$3,948

Depreciation expense amounted to $2,142 and $2,349 in 2021 and 2020, respectively.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 4:	INTANGIBLE ASSETS, NET

a.	Definite-lived intangible assets:

	December 31,
	2021	2020
Original amounts:
Customer contracts and relationships	$5,170	$5,398
Technology	21,216 (*)	21,903 (*)
Trademarks	596	1,630

Total original amounts	26,982	28,931

Accumulated amortization:
Customer contracts and relationships	(4,776)	(4,863)
Technology	(17,358)	(14,934)
Trademarks	(544)	(1,337)

Accumulated amortization	(22,678)	(21,134)

Intangible assets, net	$4,304	$7,797

(*)	Includes $14,062 and $14,405 capitalized technology as of December 31, 2021 and 2020, respectively. Capitalized technology includes $0 and $725 for which amortization has not yet begun as of December 31, 2021 and 2020, respectively.

In the year-ended December 31, 2020, the Company wrote-off in-process R&D as it was determined that the accumulated costs associated with a project would not materialize into a saleable product. As a result, $696 of expense has been recognized in operating expenses and $49 associated with capitalized interest, included within financial expenses, net.

In the year-ended December 31, 2021, the Company wrote-off in-process R&D as it was determined that the accumulated costs associated with a project would not materialize into a saleable product. As a result, $577 of expense has been recognized in operating expenses and $27 associated with capitalized interest, included within financial expenses, net.

In the year-ended December 31, 2021, the Company recorded an impairment loss of $115 related to a trademark for a product that was discontinued in 2021. This amount has been recognized in sales and marketing expense.

The Company did not record an impairment related to the year-ended December 31, 2020.

b.	The intangible assets that are subject to amortization are amortized over their estimated useful lives using the straight-line method, except for customer relations which are amortized on an accelerated basis.

The following table sets forth the weighted average remaining amortization period for the major classes of intangible assets:

(In Years)
Customer contracts and relationships	10.9
Technology	0.8
Trademarks	0.9

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 4:	INTANGIBLE ASSETS, NET (Cont.)

c.	Amortization expense for 2021 and 2020 was $2,941 and $2,823, respectively.

d.	The estimated aggregate amortization expenses for the succeeding fiscal years are as follows:

2022	$2,815
2023	924
2024	138
2025	129
2026	121
Thereafter	177

Total	$4,304

NOTE 5:	GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2021 and 2020 are as follows:

	Year ended December 31,
	2021	2020
Balance at the beginning of the year	$21,476	$20,246

Foreign currency translation adjustments	(1,102)	1,230

Balance at the year end	$20,374	$21,476

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 6:	COMMITMENTS AND CONTINGENCIES

a.	Cyren Ltd., which was incorporated in Israel, partially financed its research and development expenditures under programs sponsored by the Israel Innovation Authority (“IIA”) for the support of certain research and development activities conducted in Israel.

In connection with specific research and development, the Company received $6,444 of participation payments from the IIA through December 31, 2021, but no grants since 2018, of which $2,617 are subject to repayment to the IA through royalties related from product sales. In return for the IIA’s participation in this program, the Company is committed to pay royalties at a rate of 3% of the program’s developed product sales, up to 100% of the amount of grants received plus interest at annual LIBOR rate. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties paid or accrued, totaled $2,617 and $2,714 as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, $129 and $137, respectively, were recorded as cost of revenues with respect to royalties due to the IIA.

b.	Litigations:

i.	The Company is not currently involved in any legal proceedings or claims.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 7:	LEASES

The Company leases offices and vehicles under operating leases.

The Company has various operating leases for office space and vehicles that expire through 2030. Below is a summary of our operating right-of-use assets and operating lease liabilities as of December 31, 2021:

Operating lease right-of-use assets	$9,280

Operating lease liabilities, current	$1,618
Operating lease liabilities long-term	8,624

Total operating lease liabilities	$10,242

Minimum lease payments for our right of use assets over the remaining lease periods as of December 31, 2021, are as follows:

Year ended December 31,
2022	$2,014
2023	1,865
2024	1,709
2025	1,653
2026	1,617
Thereafter	2,859

Total undiscounted lease payments	$11,717

Less: Interest	(1,475)

Present value of lease liabilities	$10,242

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 7:	LEASES (Cont.)

Premises rent expense was $2,781 and $2,803 for the year ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, Cyren subleases two real estate properties. Sublease receipts were $663 and $525 for the twelve months ended December 31, 2021 and 2020, respectively.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2021:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	6.4

Weighted average discount rate	4.36%

NOTE 8:	SHAREHOLDERS’ EQUITY

a.	General:

Ordinary shares confer upon their holders the right to receive notice to participate and vote in general shareholder meetings of the Company and to receive dividends, if declared.

b.	Issuance of Ordinary Shares and Warrants:

On February 16, 2021, the Company issued to several institutional investors in a registered direct offering, 600,000 Ordinary Shares at a purchase price of $23.00 per share for net proceeds of approximately $12.6 million. The Company intends to use the proceeds from this offering for working capital and general corporate purposes.

The Company also issued to the placement agent or its designees warrants to purchase up to 36,000 ordinary shares, representing 6% of the aggregate number of ordinary shares sold in the offering. The placement agent warrants have an exercise price equal to $28.75, or 125% of the offering price, per Ordinary Share and became exercisable on August 16, 2021 for five years from the effective date of the offering.

On September 17, 2021, the Company issued to several institutional investors in a private placement, 707,639 ordinary shares at a purchase price of $14.40 per share and warrants to purchase up to 707,639 ordinary shares at an exercise price of $12.00 per share. The warrants will be exercisable immediately and terminate on March 17, 2025.

The Company also issued to the placement agent or its designees warrants to purchase up to 42,459 ordinary shares, representing 6.0% of the aggregate number of ordinary shares sold in the offering. The placement agent warrants have an exercise price equal to $18.00 per share, or 125% of the offering price per share and were exercisable immediately and terminate on March 17, 2025.

c.	Issuance of convertible notes:

On December 5, 2018 the Company issued $10,000 aggregate principal amount of convertible notes in a private offering. The notes were unsecured, unsubordinated obligations of Cyren and carried a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes have a 3-year term and mature in December 2021. The notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted-average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. On November 7, 2019, Cyren announced the closing of a rights offering that raised gross proceeds of $8,019. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.73. As a result of the February 16, 2021 offering in Note 8(b), the conversion price of the convertible notes was adjusted to $3.38. As a result of the September 17, 2021 offering in Note 8(b), the conversion price of the convertible notes was adjusted to $3.02. In addition, the notes were subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price).

The Company incurred interest expense of $543 and $574 for the years ended December 31, 2021, and 2020, respectively.

During the twelve months ending December 31, 2020, the Company paid semi-annual interest payments totaling $575, of which $288 was paid in cash and the remaining portion through the issuance of 13,983 shares.

During the twelve months ending December 31, 2021, the Company paid semi-annual interest payments totaling $575, of which $288 was paid in cash and the remaining portion through the issuance of 26,425 shares.

The Company has accrued interest of $0 and $32 as of December 31, 2021, and 2020 respectively.

The principal balance of $10,000 on the convertible notes was paid off upon maturity on December 5, 2021. No further obligations remain with respect to the convertible notes.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 8:	SHAREHOLDERS’ EQUITY (Cont.)

d.	Issuance of Convertible Debentures:

In March 2020, the Company entered into purchase agreements with a select group of accredited investors for the purchase of $10,250 aggregate principal amount of Convertible Debentures in a private placement. Upon the closing, the Company received approximately $9,400 (net of $800 in issuance expenses).

The debentures are unsecured, subordinated obligations of Cyren and carry a 5.75% interest rate per annum, payable semi-annually in cash or ordinary shares at Cyren’s election. The debentures have a four-year term and mature in March 2024, unless converted in accordance with their terms prior to maturity. The debentures have a conversion price of $15.00 per share and are convertible into 67 ordinary shares per $1,000 principal amount of debentures. The conversion price is subject to adjustment based on the price and timing of future equity offerings and other customary adjustments. Upon the satisfaction of price and other conditions, Cyren has the right to force the conversion of the debentures.

The Company incurred interest expense of $677 and $601 for the years ended December 31, 2021, and 2020, respectively.

During the twelve months ended December 31, 2020, the Company paid semi-annual interest payments totaling, $289, which was paid through the issuance of 14,047 shares.

During the twelve months ended December 31, 2021, the Company paid semi-annual interest payments totaling, $518, which was paid through the issuance of 31,298 shares.

During the twelve months ending December 31, 2020, three of the debenture holders converted $364 of principal plus interest of their debentures, which was a portion of their holding. The principal and interest were paid through the issuance of 24,150 shares.

During the twelve months ending December 31, 2021, three of the debenture holders converted $909 of principal plus interest of their debentures, which was a portion of their holding. The principal and interest were paid through the issuance of 60,074 shares.

The Company has accrued interest of $137 and $167 as of December 31, 2021, and 2020 respectively.

The Convertible Debentures balance, net of debt issuance costs, as of December 31, 2021 was $8.6 million.

The principal balance of the Convertible Debentures as of December 31, 2021 was $9.0 million.

e.	Equity Incentive Plan:

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

On July 30, 2019, the shareholders of the Company approved an increase in the number of Ordinary Shares reserved for issuance under the 2016 Equity Incentive Plan and its respective Israeli Appendix to a total of 560,000 ordinary shares. .

As of December 31, 2021, an aggregate of 301,556 ordinary shares of the Company are still available for future grant under the Equity Incentive Plan.

f.	Non-Employee Directors stock option plan:

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

On July 30, 2019 the shareholders of the Company approved an increase in the number of Ordinary Shares reserved for issuance under the Non-Employee Director Plan and its respective Israeli Appendix to a total of 57,500 Ordinary Shares.

As of December 31, 2021, an aggregate of 34,903 ordinary shares of the Company are still available for future grant to non-employee directors.

g.	A summary of the Company’s employees and directors’ stock option activity under the plans is as follows:

	Number of options (1)	Weighted average exercise price (1)	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2021	310,293	$41.80	3.18	$-

Granted	13,525	14.02
Exercised	-	-
Expired and forfeited	(142,532)	43.26

Outstanding at December 31, 2021	181,286	$38.58	2.74	$-

Options vested and expected to vest at December 31, 2021	177,136	$38.80	2.71	$-

Exercisable options at December 31, 2021	131,918	$40.69	2.27	$-

Weighted average fair value of options granted during the year		$7.37

(1)	Shares and per share data have been retroactively adjusted to reflect the Company’s 1-for-20 reverse share-split effective February 8, 2022, as described in Note 13(b).

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 8:	SHAREHOLDERS’ EQUITY (Cont.)

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s ordinary shares as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $0.

The weighted average grant date fair value of options granted to employees and directors during the years ended December 31, 2021, and 2020, was $7.40 and $13.20, respectively

As of December 31, 2021, the Company had $603 of unrecognized compensation expense related to non-vested stock options, expected to be recognized over a remaining weighted average period of 1.67 years.

h.	The employee and directors’ options outstanding as of December 31, 2021, have been separated into ranges of exercise prices, as follows:

Outstanding				Exercisable
Exercise price per share (1)	Options outstanding (1)	Weighted average remaining contractual life in years	Weighted average exercise price per share (1)	Options exercisable (1)	Weighted average exercise price per share (1)
$6.40 - $32.80	50,920	3.09	$26.75	28,578	$30.49
$34.00 - $40.00	35,002	1.80	$37.76	31,165	$38.18
$41.80 - $42.80	55,584	3.29	$41.82	36,459	$41.82
$46.00 - $55.00	31,248	2.27	$47.81	28,601	$47.62
$58.00 - $64.00	8,532	2.65	$59.06	7,115	$59.07

	181,286	2.74	$38.65	131,918	$40.69

(1)	Shares and per share data have been retroactively adjusted to reflect the Company’s 1-for-20 reverse share-split effective February 8, 2022, as described in Note 13(b).

i.	Options to non-employees and non-directors:

Issuance date	Options outstanding (1)	Exercise price per share (1)	Options exercisable (1)	Exercisable through
February 10, 2016	2,000	$28.80	2,000	Feb-22
January 24, 2017	1,250	$40.00	1,250	Jan-23

	3,250		3,250

(1)	Shares and per share data have been retroactively adjusted to reflect the Company’s 1-for-20 reverse share-split effective February 8, 2022, as described in Note 13(b).

The options vest and become exercisable at a rate of 1/16 of the options every three months.

As of December 31, 2021, the Company did not have any unrecognized compensation expense related to non-employee non-vested stock options.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 8:	SHAREHOLDERS’ EQUITY (Cont.)

j.	A summary of the Company’s RSUs activity for employees, directors and non-employees under the plans is as follows:

	Number of RSUs (1)	Weighted Average Grant Date Fair Value (1)
Awarded and unvested at December 31, 2020	109,175	$30.00

Granted	286,670	15.67
Vested	(43,913)	29.76
Forfeited	(7,625)	25.76

Awarded and unvested at December 31, 2021	344,307	$18.20

(1)	Shares and per share data have been retroactively adjusted to reflect the Company’s 1-for-20 reverse share-split effective February 8, 2022, as described in Note 8(b).

As of December 31, 2021, the Company had approximately $4,849 of unrecognized compensation expense related to RSUs, expected to be recognized over a weighted average period of 2.53 years.

k.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the years ended December 31, 2021 and 2020, was as follows:

	Year ended December 31,
	2021	2020
Cost of revenues	$269	$105
Research and development	224	291
Sales and marketing	324	244
General and administrative	1,638	1,751

	$2,455	$2,391

NOTE 9:	INCOME TAXES

a.	Corporate tax structure:

i.	Corporate tax rates and real capital gains tax in Israel were 23% in 2021 and 2020.

ii.	The Company’s German subsidiary is subject to German tax at a consolidated rate of approximately 30%.

iii.	Other Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

The Company does not provide deferred tax liabilities when it intends to reinvest earnings of foreign subsidiaries indefinitely. As of December 31, 2021, and 2020, there are no undistributed earnings of foreign subsidiaries.

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

As of December 31, 2021, Cyren Ltd.’s net operating loss carryforwards for tax purposes amounted to $114,185 and capital loss carryforwards of $17,844 which may be carried forward and offset against taxable income in the future, for an indefinite period.

As of December 31, 2021, the U.S. subsidiary had net operating loss carryforwards of $42,758 for federal tax purposes and $12,896 for state tax purposes. These losses may offset any future U.S. taxable income of the U.S. subsidiary and will expire in the years 2022 through 2041.

Management currently believes that based upon its estimations for future taxable income, it is more likely than not that the deferred tax assets regarding the loss carryforwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided to reduce deferred tax assets to their realizable value.

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2021, and 2020, the Company’s deferred taxes were in respect of the following:

	December 31,
	2021	2020
Deferred tax assets:

Net operating loss carryforwards	$36,127	$32,628
Capital loss carryforwards	4,104	4,104
Other	3,413	3,651

Deferred tax assets before valuation allowance	43,644	40,383
Valuation allowance	(43,296)	(39,831)

Deferred tax asset, net of valuation allowance	348	552

Deferred tax liabilities:

Intangibles	(550)	(1,054)
Temporary Differences	(205)	(153)

Deferred tax liability	(755)	(1,207)

Deferred tax liability, net (*)	$(407)	$(655)

(*)	The entire amount is due to foreign deferred taxes

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 9:	INCOME TAXES (Cont.)

e.	Reconciliation of the theoretical tax benefit (expense):

For the year ended December 31, 2021, the main reconciling item between the Company’s statutory tax rate and the effective tax rate relates to the increase in the valuation allowance in the amount of $4,587 due to the increase in carryforward losses.

For the year ended December 31, 2020, the main reconciling item between the Company’s statutory tax rate and the effective tax rate relates to the increase in the valuation allowance in the amount of $3,554 due to the increase in carryforward losses.

The statutory tax rate used in the reconciliation is the Israeli corporate tax rate.

f.	Loss before tax benefit (expense) consists of the following:

	Year ended December 31,
	2021	2020
Domestic	$(15,870)	$(11,967)
Foreign	(7,307)	(5,417)

Loss before tax benefit (expense)	$(23,177)	$(17,384)

g.	Tax benefit (expense) is comprised of the following:

	Year ended December 31,
	2021	2020
Current taxes:
Foreign	$(82)	$(64)
Domestic	-	-

	$(82)	$(64)

Deferred taxes:
Foreign	$220	$185
Domestic	-	-

	$220	$185

Tax benefit (expense), net	$138	$121

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 9:	INCOME TAXES (Cont.)

h.	A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

	December 31,
	2021	2020
Beginning balance	$526	$470
Increases (decrease) related to tax positions taken during prior years	32	12
Effect of exchange rate	(41)	44

Ending balance	$517	$526

The entire amount of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate. Uncertain tax position recognized tax benefits are presented on the consolidated balance sheets under other long-term liabilities.

i.	Tax assessments:

As of December 31, 2021, the Company and certain of its subsidiaries filed Israeli and foreign income tax returns. The statute of limitations relating to the consolidated Israeli income tax return is closed for all tax years up to and including 2017.

The statute of limitations related to tax returns of the Company’s U.S subsidiary is closed for all tax years up to and including 2018.

The statute of limitations related to tax returns of the Company’s German subsidiary is closed for all tax years up to and including 2017.

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

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 10:	SEGMENT AND GEOGRAPHIC INFORMATION (Cont.)

a.	The following sets forth total revenue by solutions offered by geographic area based on billing address of the customer:

	Year ended December 31,
	2021	2020
United States	$13,821	$17,377
Germany	7,979	8,500
Europe-Other	3,732	4,006
Asia Pacific	2,120	1,790
Israel	3,044	4,203
Other	491	512

	$31,187	$36,388

b.	Major customers:

During the years ended December 31, 2021 and 2020, 19% and 23%, respectively of the Company’s revenues were derived from a single customer. No other customer accounted for more than 10% of total revenue.

c.	Remaining performance obligations:

As of December 31, 2021, approximately $29,566 of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 69% of these remaining performance obligations in 2022, and approximately 24% in 2023, with the remainder recognized thereafter.

d.	Revenue generated by Customer Type:

	Twelve months ended December 31,
	2021	2020
OEM/Embedded Security (*)	$24,845	$29,465
Enterprise/SMB (**)	6,342	6,923
	$31,187	$36,388

(*)	This market represents customers who embed Cyren Threat Detection Services and Threat Intelligence Feeds into their infrastructure and/or products to protect their customers and users.
(**)	In this market, Cyren provides enterprise customers email security products, threat intelligence and cloud-based sandbox threat analysis to protect their employees, data, and IP.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 10:	SEGMENT AND GEOGRAPHIC INFORMATION (Cont.)

e.	The following sets forth the Company’s long-lived tangible assets, net by geographic area:

	December 31
	2021	2020
Israel	$5,612	$6,490
United States	1,017	1,964
Germany	3,945	5,247
Other	889	1,147

	$11,463	$14,848

NOTE 11:	FINANCIAL EXPENSE, NET

	Year ended December 31,
	2021	2020
Income:
Interest on cash and cash equivalents	$-	$2
Expenses:
Interest and accretion of discount	(1,277)	(1,259)
Foreign currency exchange differences, net	(18)	(325)
Other	(65)	(65)

	(1,360)	(1,649)

Total	$(1,360)	$(1,647)

NOTE 12:	RELATED PARTIES

a.	Balances with related parties:

	December 31
	2021	2020
Interest expense accrual – Convertible Notes (*)	$-	$32
Interest expense accrual – Convertible Debentures (*)	4	4
Short term Convertible Notes (**)	-	10,000
Long term Convertible Debentures (***)	238	234

(*)	Related to the semi-annual interest payable due in June and December related to the Convertible Note entered into December 5, 2018 and the semi-annual interest payable due in September and March related to the Convertible Debentures entered into March 19, 2020. See Notes 8(c) and 8(d), respectively for further details.
(**)	Related to the Convertible Notes entered into December 5, 2018 and the principal was repaid in December 2021. See Note 8(c). for further details.
(***)	Related to the Convertible Debentures entered into March 19, 2020. See Note 8(d). for further details.

CYREN LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

NOTE 12:	RELATED PARTIES (Cont.)

b.	Transactions with related parties:

	Year ended December 31,
	2021	2020
Revenue (*)	$42	$-

Interest expense on Convertible Notes (**)	$542	$575
Interest expense on Convertible Debentures (***)	$19	$15

(*)	Related to a new OEM customer agreement signed in Q3 2021 where and this customer share the same investor.
(**)	Related to the semi-annual interest payments due in June and December related to the Convertible Notes entered into December 5, 2018. The principal was repaid in December 2021. See Note 8(c). for further details.
(***)	Related to the semi-annual interest payments due in September and March related to the Convertible Debentures entered into March 19, 2020. See Note 8(d). for further details.

NOTE 13:	SUBSEQUENT EVENTS

a.	Reverse Share Split and increase in authorized share capital

On February 7, 2022, at a Special Meeting of the Company's shareholders, the Company's shareholders approved a Reverse Share Split (including the relevant amendments to the Articles of Association of the Company) within a range of 1:4 to 1:20, to be effective at the ratio and on a date to be determined by the Board of Directors, and amendments to the Company's Articles of Association authorizing an increase in the Company's authorized share capital (and corresponding authorized ordinary shares) by up to NIS 216 million. The Board of Directors approved the implementation of a one-for-twenty Reverse Share Split and an increase in the Company's authorized share capital by NIS 216 million to NIS 240 million.

On February 8, 2022, the Company announced a reverse split of its ordinary shares, ILS 0.15 par value, at a ratio of 1 for 20, which became effective February 8, 2022 (the “Effective Date”). The Company’s ordinary shares began trading on a split-adjusted basis on February 9, 2022 under the existing trading symbol “CYRN”.

Please refer to Note 1(c) of the consolidated financial statements for further details.

b.	February 2022 financing

On February 10, 2022, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company issued and sold, in the private placement, an aggregate of 760,757 ordinary shares, pre-funded warrants to purchase up to 2,368,318 ordinary shares and Ordinary Warrants to purchase up to 3,129,075 ordinary shares for aggregate gross proceeds of approximately $12 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The purchase price of each ordinary share and associated Ordinary Warrant was $3.835 and the purchase price of each pre-funded warrant and associated Ordinary Warrant was $3.834. The Ordinary Warrants have an exercise price of $3.71, are exercisable immediately and expire on August 16, 2027. The pre-funded warrants have an exercise price of $0.001, are exercisable immediately until exercised in full. The closing of the private placement occurred on February 14, 2022. The proceeds of the offering are intended to be used for working capital and general corporate purposes.

The Company also issued to the placement agent or its designees warrants to purchase up to 187,745 ordinary shares, representing 6.0% of the aggregate number of ordinary shares sold in the offering. The placement agent warrants have an exercise price equal to $4.7938 per share, or 125% of the offering price per share and were exercisable immediately and terminate on August 16, 2027.