Form 10-Q
period 2022-03-31
CYREN Ltd.
filed 2022-05-16
CIK 1084577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each issuer’s classes of common shares, as of the latest practicable date: 7,779,596 ordinary shares as of April 30, 2022.

i

CYREN LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

($USD in thousands, except share and per share amounts)

(Unaudited)

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,630	$4,302
Trade receivables (net of allowances for credit losses of $73 and $118, respectively)	1,501	799
Deferred commissions	941	982
Prepaid expenses and other receivables	1,290	1,241

Total current assets	21,362	7,324

LONG-TERM ASSETS:
Long-term deferred commissions	966	933
Long-term lease deposits and prepaids	819	809
Operating lease right-of-use assets	8,784	9,280
Severance pay fund	903	921
Property and equipment, net	1,761	2,183
Intangible assets, net	3,570	4,304
Goodwill	20,128	20,374

Total long-term assets	36,931	38,804

Total assets	$58,293	$46,128

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($USD in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$932	$1,075
Employees and payroll accruals	4,627	4,414
Accrued expenses and other liabilities ($0 and $4 attributable to related parties, respectively)	1,123	955
Operating lease liabilities	1,530	1,618
Deferred revenues	8,109	4,644

Total current liabilities	16,321	12,706

LONG-TERM LIABILITIES:
Deferred revenues	4,466	485
Convertible Debentures ($240 and $238 attributable to related parties, respectively)	8,625	8,578
Long-term operating lease liabilities	8,111	8,624
Deferred tax liability	353	407
Accrued severance pay	985	983
Other liabilities	507	517

Total long-term liabilities	23,047	19,594

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares nominal value ILS 3.00 par value; Authorized: 80,000,000 shares as of March 31, 2022 (Unaudited) and December 31, 2021; Issued and Outstanding: 5,776,337 and 4,532,943 shares as of March 31, 2022 (Unaudited) and December 31, 2021, respectively	4,851	3,759
Additional paid-in capital	294,316	283,577
Accumulated other comprehensive loss	(2,128)	(1,877)
Accumulated deficit	(278,114)	(271,631)

Total shareholders’ equity	18,925	13,828

Total liabilities and shareholders’ equity	$58,293	$46,128

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2022	2021
	Unaudited

Revenues	$7,259	$8,757
Cost of revenues	3,817	3,795

Gross profit	3,442	4,962

Operating expenses:

Research and development, net	4,445	4,250
Sales and marketing	2,707	2,638
General and administrative	2,688	2,160

Total operating expenses	9,840	9,048

Operating loss	(6,398)	(4,086)

Other income (expense), net	1	(18)
Financial expenses, net ($5 and $140 interest expense attributable to related parties, respectively)	(124)	(214)

Loss before taxes on income	(6,521)	(4,318)
Tax benefit	38	121

Net loss	$(6,483)	$(4,197)

Basic and diluted net loss per share	$(1.30)	$(1.23)

Weighted-average number of shares used in computing basic net loss per share	4,990	3,423

Weighted-average numbers of shares used in computing diluted net loss per share	4,990	3,423

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2022	2021
	Unaudited

Net loss	$(6,483)	$(4,197)

Other comprehensive loss:

Foreign currency translation adjustments	(251)	(659)

Comprehensive loss	$(6,734)	$(4,856)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($USD in thousands, except share amounts)
(Unaudited)

	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2020	3,063,596	$2,392	$258,962	$(725)	$(248,592)	$12,037
Share issuance for financing, net of costs (**)	600,000	556	12,032	-	-	12,588
Restricted share units vested	32,100	30	(30)	-	-	-
Placement agent warrants	-	(402)	402	-	-	-
Payment of interest in shares	14,572	13	246	-	-	259
Share-based compensation related to employees, directors and consultants	-	-	457	-	-	457
Issuance of shares upon early conversion of a Convertible Debentures	60,074	55	804	-	-	859
Other comprehensive loss	-	-	-	(659)	-	(659)
Net loss	-	-	-	-	(4,197)	(4,197)
Balance as of March 31, 2021 (Unaudited)	3,770,342	$2,644	$272,873	$(1,384)	$(252,789)	$21,344

	Number of outstanding ordinary shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss (*)	Accumulated deficit	Total shareholders’ equity
Balance as of December 31, 2021	4,532,943	$3,759	$283,577	$(1,877)	$(271,631)	$13,828
Share and warrants issuance for financing, net of costs (***)	760,757	709	10,233	-	-	10,942
Restricted share units vested	70,322	9	(9)	-	-	-
Exercise of pre-funded warrants	365,059	345	(345)	-	-	-
Issuance of whole shares in lieu of fractional shares due to reverse stock split	15,589	-	-	-	-	-
Payment of interest in shares	31,667	29	230	-	-	259
Share-based compensation related to employees, directors and consultants	-	-	630	-	-	630
Other comprehensive loss	-	-	-	(251)	-	(251)
Net loss	-	-	-		(6,483)	(6,483)
Balance as of March 31, 2022 (Unaudited)	5,776,337	$4,851	$294,316	$(2,128)	$(278,114)	$18,925

(*)	Relates to foreign currency translation adjustments.
(**)	Net of issuance costs of $1,212
(***)	Net of issuance costs of $1,057

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($USD in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2022	2021
	Unaudited
Cash flows from operating activities:

Net loss	$(6,483)	$(4,197)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on disposal of property and equipment	(1)	18
Depreciation	438	563
Share-based compensation	630	457
Amortization of intangible assets	719	742
Amortization of deferred commissions	354	325
Operating lease right-of-use-asset	427	466
Interest on convertible notes	-	142
Interest and amortization of debt issuance costs on Convertible Debentures	174	176
Deferred taxes, net	(49)	(124)

Changes in assets and liabilities:

Trade receivables	(708)	211
Prepaid expenses and other receivables	(78)	2
Deferred commissions	(355)	(208)
Change in long-term lease deposits and prepaids	11	2
Trade payables	(163)	62
Employees and payroll accruals, accrued expenses and other liabilities	524	(176)
Deferred revenues	7,487	(2,774)
Accrued severance pay, net	20	(21)
Operating lease liabilities	(537)	(731)
Other long-term liabilities	(9)	(186)

Net cash from (used in) operating activities	2,401	(5,251)

Cash flows from investing activities:

Proceeds from sale of property and equipment	1	2
Capitalization of technology	-	(152)
Purchase of property and equipment	(8)	(18)

Net cash used in investing activities	(7)	(168)

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($USD in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2022	2021
	Unaudited
Cash flows from financing activities:

Proceeds from issuance of ordinary shares and warrants, net of issuance costs	10,942	-
Proceeds from issuance of ordinary shares, net of issuance costs	-	12,588

Net cash provided by financing activities	10,942	12,588

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(30)

Increase in cash, cash equivalents and restricted cash	13,324	7,139
Cash, cash equivalents and restricted cash at the beginning of the period	4,951	9,914

Cash, cash equivalents and restricted cash at the end of the period	$18,275	$17,053

Supplemental disclosure of non-cash transactions:

Purchase of property and equipment by credit	$(21)	$(22)

Operating lease right-of-use asset exchanged for lease obligations	$19	$-

Issuance of shares on early conversion of Convertible Debentures	$-	$859

Issuance of shares for payment of interest on Convertible Debentures	$259	$259

Net change in accrued payroll expenses related to capitalization of technology	$-	$(10)

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flow:

Cash and cash equivalents	$17,630	$16,455
Restricted cash included in long-term restricted lease deposits	645	598

Total cash, cash equivalents and restricted cash	$18,275	$17,053

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 1:	GENERAL

Cyren Ltd. (henceforth “Cyren”) was incorporated under the laws of the State of Israel on February 10, 1991 and its legal form is a company limited by shares. Cyren listed its shares to the public on July 15, 1999 under the name Commtouch Software Ltd. and changed its legal name to Cyren Ltd. in January 2014. Cyren and its subsidiaries, unless otherwise indicated, will be referred to in these consolidated financial statements as the “Company.”

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

The accompanying consolidated balance sheet as of March 31, 2022, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, as well as the statement of changes in shareholders’ equity for the three months ended March 31, 2022, are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2022, as well as its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for other interim periods or for future years.

b.

Over the past several years, the Company has devoted substantially most of its effort to research and product development and increasing revenues through additional investments in sales & marketing. The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future. At March 31, 2022, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the date of the filing date of the condensed consolidated financial statements. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months through existing cash on hand, reducing operating spend, divesting non-core assets and future issuances of equity and/or debt securities. On February 10, 2022, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company issued and sold, in the private placement, an aggregate of 760,757 ordinary shares, pre-funded warrants to purchase up to 2,368,318 ordinary shares and Ordinary Warrants to purchase up to 3,129,075 ordinary shares for aggregate gross proceeds of approximately $12 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The purchase price of each ordinary share and associated Ordinary Warrant was $3.835 and the purchase price of each pre-funded warrant and associated Ordinary Warrant was $3.834. The Ordinary Warrants have an exercise price of $3.71, are exercisable immediately and expire on August 16, 2027. The pre-funded warrants have an exercise price of $0.001, are exercisable immediately until exercised in full. The closing of the private placement occurred on February 14, 2022. The proceeds of the offering are intended to be used for working capital and general corporate purposes.

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

The condensed consolidated financial statements for the three months ended March 31, 2022 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

c.	Significant accounting policies

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022.

Other than the change described below, there have been no changes to the significant accounting policies described in the 2021 Annual Report that have had a material impact on the unaudited interim consolidated financial statements and related notes.

d.	Use of estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities including goodwill impairment and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

e.	Goodwill:

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test.

The Company performs an annual impairment test as of December 31 of each year, or more frequently if impairment indicators are present. The Company operates in one operating segment, and this segment comprises its only reporting unit.

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

For the two years ended December 31, 2021, and 2020, no impairment losses were identified.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

f.	Recently issued and adopted pronouncements:

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this new guidance January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements.

NOTE 3:	LEASES

The Company accounts for leases according to ASC 842, Leases. The Company determines if an arrangement is a lease and the classification of that lease at inception. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. For leases with terms greater than 12 months, the Company records the ROU asset and liability at commencement date based on the present value of lease payments according to their term.

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

The Company has various operating leases for office space and vehicles that expire through 2030. Below is a summary of the Company’s operating ROU assets and operating lease liabilities as of March 31, 2022:

Operating lease right-of-use assets	$8,784

Operating lease liabilities, current	$1,530
Operating lease liabilities long-term	8,111

Total operating lease liabilities	$9,641

Minimum lease payments for the Company’s ROU assets over the remaining lease periods as of March 31, 2022, are as follows:

Year ended March 31,
2022	$1,452
2023	1,831
2024	1,683
2025	1,629
2026	1,591
Thereafter	2,812

Total undiscounted lease payments	$10,998

Less: Interest	1,357

Present value of lease liabilities	9,641

Premises rent expense was $662 and $737 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company subleases one real estate property as lessor. Sublease receipts were $122 and $172 for the three months ended March 31, 2022 and 2021, respectively.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 3:	LEASES (Cont.)

The weighted-average remaining lease terms and discount rates for all operating leases were as follows as of March 31, 2022:

Remaining lease term and discount rate:

Weighted-average remaining lease term (years)	6.2

Weighted-average discount rate	2.93%

NOTE 4:	COMMITMENTS AND CONTINGENCIES

a.	Cyren Ltd., which was incorporated in Israel, partially financed its research and development expenditures under programs sponsored by the Israel Innovation Authority (“IIA”) for the support of certain research and development activities conducted in Israel.

Since the Company's inception through 2018, the Company received $6,444 of participation payments from the IIA in connection with specific research and development. Of this amount, $2,539 and $2,617 were subject to repayment to the IIA through royalties related from product sales as of March 31, 2022, and December 31, 2021, respectively. In return for the IIA’s participation in this program, the Company is committed to pay royalties at a rate of 3% of the program’s developed product sales, up to 100% of the amount of grants received plus interest at annual LIBOR rate. For the quarters ended March 31, 2022, and 2021, $23 and $22, respectively, were recorded as cost of revenues with respect to royalties due to the IIA.

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

On February 7, 2022, the Company held a Special Meeting of Shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved (i) an amendment to the Company’s Amended and Restated Articles of Association (the “Articles of Association”) to effect a Reverse Share Split of the Company’s ordinary shares (the “Reverse Share Split”) at a ratio of not less than one-for-four and not more than one-for-twenty, with such ratio and the implementation and timing of the Reverse Share Split to be determined by the Company’s board of directors in its sole discretion within thirty days of the Special Meeting and (ii) an increase in the authorized share capital by up to NIS 216,000,000 to 240,000,000 and an amendment to the Company’s Articles of Association accordingly.

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

All the ordinary shares and per share data have been retroactively adjusted for the impact of the Reverse Share-Split.

b.	Issuance of convertible notes:

On December 5, 2018, the Company issued $10,000 aggregate principal amount of convertible notes in a private offering. The notes were unsecured, unsubordinated obligations of Cyren and carried a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes had a 3-year term and matured in December 2021. The notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted-average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. On November 7, 2019, Cyren announced the closing of a rights offering that raised gross proceeds of $8,019. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.73. On February 16, 2021, Cyren announced securities purchase agreements with several institutional investors for the purchase and sale, in a registered direct offering, of 12,000,000 of the Company’s ordinary shares at a purchase price of $1.15 per share for net proceeds of $12,588. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.38. On September 17, 2021, the Company issued to several institutional investors in a private placement 14,152,799 of ordinary shares at a purchase price of $0.72 per share and warrants to purchase up to 14,152,779 ordinary shares at an exercise price of $0.60 per share. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.02. In addition, the notes were subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price).

The Company incurred interest expense of $0 and $142 for the quarters ended March 31, 2022, and 2021, respectively.

The Company has accrued interest of $0 and $0 as of March 31, 2022, and December 31, 2021, respectively.

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

In March 2021, the Company paid semi-annual interest payments totaling, $259, which was paid through the issuance of 14,572 shares.

In March 2022, the Company paid semi-annual interest payments totaling, $259, which was paid through the issuance of 31,667 shares.

For the quarter ended March 31, 2021, two debenture holders converted $909 of principal plus interest of their debentures, which was a portion of their holding. The principal and interest were paid through the issuance of 60,074 shares. There were no conversions for the quarter ended March 31, 2022.

The Company incurred interest expense of $174 for the quarter ended March 31, 2022, $47 of which is related to the amortization of debt issuance costs.

The Company has accrued interest of $5 and $137 as of March 31, 2022, and December 31, 2021, respectively.

The principal balance of the Convertible Debentures as of March 31, 2022 was $9,002.

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

On July 30, 2019, the shareholders of the Company approved an increase in the number of Ordinary Shares reserved for issuance under the 2016 Equity Incentive Plan and its respective Israeli Appendix to a total of 560,000.

As of March 31, 2022, an aggregate of 277,275 ordinary shares of the Company were available for future grant under the Equity Incentive Plan.

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

The Non-Employee Director Plan allows for the issuance of Restricted Stock Units (“RSUs”), as well as options. Each option and RSU granted under the Non-Employee Plan generally vest over a period of four years. Each option has an exercise price equal to the fair market value of the ordinary shares on the grant date of such option. Options granted under the Non-Employee Director Plan generally expire after six years from the date of grant. Options and RSUs cease vesting upon termination of the relationship with the Company.

On July 30, 2019, the shareholders of the Company approved an increase in the number of Ordinary Shares reserved for issuance under the Non-Employee Director Plan and its respective Israeli Appendix to a total of 57,500 Ordinary Shares.

As of March 31, 2022, an aggregate of 36,746 ordinary shares of the Company is still available for future grants to non-employee directors.

f.	A summary of the Company’s employees and directors’ stock option activity under the plans is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at December 31, 2021	181,286	$38.58	2.74	$-

Granted	-	-
Exercised	-	-
Expired and forfeited	(17,839)	31.72

Outstanding at March 31, 2022	163,447	$39.63	2.71	$-

Options vested and expected to vest at March 31, 2022	160,197	$39.80	2.69	$-

Exercisable options at March 31, 2022	123,011	$42.00	2.35	$-

Weighted-average fair value of options granted during the quarter		$0.00

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s ordinary shares as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

No options were exercised during the quarters ended March 31, 2022, and 2021, respectively, and as a result, the intrinsic value was zero as of March 31, 2022, and 2021, respectively.

The weighted-average grant date fair value of options granted to employees and directors during the quarters ended March 31, 2022, and 2021, was zero and $10.60, respectively.

As of March 31, 2022, the Company had $488 of unrecognized compensation expense related to non-vested stock options granted to employees and directors, expected to be recognized over a remaining weighted-average period of 1.47 years.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:	SHAREHOLDERS’ EQUITY (Cont.)

g.	The employee and directors’ options outstanding as of March 31, 2022, have been separated into ranges of exercise prices, as follows:

Outstanding				Exercisable
		Weighted- average remaining contractual	Weighted- average exercise		Weighted- average exercise
	Options	life in	price per	Options	price per
Exercise price per share	outstanding	years	share	exercisable	share

$6.40 - $32.80	34,660	4.01	$26.22	15,822	$31.84
$34.00 - $40.00	34,751	1.56	$37.79	31,287	$38.17
$41.80 - $42.60	55,250	3.05	$41.81	39,500	$41.81
$46.00 - $64.00	38,786	2.11	$50.13	36,402	$49.90

	163,447	2.71	$39.63	123,011	$42.00

h.	Options to non-employees and non-directors:

Issuance date	Options outstanding	Exercise price per share	Options exercisable	Exercisable through

January 24, 2017	1,250	$40.00	1,250	Jan-23

	1,250		1,250

The options vest and become exercisable at a rate of 1/16 of the options every three months.

As of March 31, 2022, the Company did not have any unrecognized compensation expense related to non-employee non-vested stock options.

i.	A summary of the Company’s RSUs activity for employees, directors and non-employees under the plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Awarded and unvested at December 31, 2021	344,307	$18.20

Granted	54,550	8.41
Vested	(70,694)	20.29
Forfeited	-	-

Awarded and unvested at March 31, 2022	328,163	$16.11

As of March 31, 2022, the Company had approximately $4,823 of unrecognized compensation expense related to RSUs, expected to be recognized over a weighted-average period of 2.39 years.

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 5:	SHAREHOLDERS’ EQUITY (Cont.)

j.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three-month periods ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
	Unaudited

Cost of revenues	$70	$21
Research and development	54	53
Sales and marketing	87	49
General and administrative	419	335

	$630	$458

NOTE 6:	SEGMENT AND GEOGRAPHIC INFORMATION

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of professional services, maintenance and technical support (see note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

a.	The following sets forth total revenue by solutions offered by geographic area based on the billing address of the customer:

	Three Months Ended March 31,
	2022	2021
	Unaudited

United States	$3,210	$3,966
Germany	1,735	2,125
Europe-Other	911	1,081
Asia Pacific	463	623
Israel	821	844
Other	119	118

	$7,259	$8,757

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 6:	SEGMENT AND GEOGRAPHIC INFORMATION (Cont.)

b.	Major customers:

During the quarter ended March 31, 2022 and 2021, 17% and 23% of the Company’s revenues were derived from customer A. During the quarter ended March 31, 2022 and 2021, no other customer accounted for more than 10% of total revenue.

c.	Revenue recognized from beginning deferred revenue:

During the quarter ended March 31, 2022 and 2021, $7,104 and $8,566 of revenue was recognized from deferred revenue as of the beginning of the period, respectively.

d.	Remaining performance obligations:

As of March 31, 2022, approximately $28,711 of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancellable contracts. The Company expects to recognize revenue on approximately 54% of these remaining performance obligations during the remainder of 2022, approximately 32% in 2023, with the remainder recognized thereafter.

e.	Revenue generated by Customer Type:

	March 31,	March 31,
	2022	2021
	Unaudited	Unaudited

OEM/Embedded Security (*)	$5,865	$7,069
Enterprise/SMB (**)	1,394	1,688

	$7,259	$8,757

(*)	This market represents customers who embed Cyren Threat Detection Services and Threat Intelligence Feeds into their infrastructure and/or products to protect their customers and users.
(**)	In this market, Cyren provides enterprise and SMB customers email security products and threat intelligence to help protect their employees, data and IP.

f.	The following sets forth the Company’s long-lived tangible assets, net by geographic area:

	March 31,	December 31,
	2022	2021
	Unaudited

Israel	$5,346	$5,612
United States	774	1,017
Germany	3,599	3,945
Other	825	889

	$10,544	$11,463

CYREN LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

($USD in thousands, except share and per share amounts)

(Unaudited)

NOTE 7:	FINANCIAL EXPENSE, NET

	March 31,	March 31
	2022	2021
	Unaudited	Unaudited
Expenses:
Interest and accretion of discount	$(216)	$(319)
Foreign currency exchange differences, net	110	121
Other	(18)	(16)

	$(124)	$(214)

NOTE 8:	RELATED PARTIES

a.	Balances with related parties:

	March 31,	December 31,
	2022	2021
	Unaudited

Interest expense accrual – Convertible Debentures (*)	$-	$4
Long-term Convertible Debentures (**)	240	238

(*)	Related to the semi-annual interest payable due in March and September related to the Convertible Debentures entered into March 19, 2020. See notes 5b. and 5c., respectively for further details.
(**)	Related to the Convertible Debentures entered into March 19, 2020. See note 5c. for further details.

b.	Transactions with related parties:

	March 31,	March 31,
	2022	2021
	Unaudited	Unaudited

Revenue (*)	$25	$-

Interest expense on Convertible Notes (**)	$-	$142
Interest expense on Convertible Debentures (***)	$5	$5

(*)	Related to a new OEM customer agreement signed in Q3 2021 where the Company and this customer share an investor that qualifies as a related party for each.
(**)	Related to the semi-annual interest payable due in June and December related to the Convertible Note entered into December 5, 2018. The principal was repaid in December 2021. See note 5b. for further details.
(***)	Related to the semi-annual interest payable due in March and September related to the Convertible Debentures entered into March 19, 2020. See note 5c. for further details.

- - - - - - - - - - - - -

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) describe the principal factors affecting the financial results, liquidity, capital resources, and critical accounting estimates of Cyren, LTD (“Cyren,” “we,” “our,” and “us”), and should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion and analysis includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors in our most recent Annual Report on Form 10-K (the “2021 Annual Report”). Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” below.

Overview

Cyren was an early pioneer and leading innovator of cloud delivered Software-as-a-Service (SaaS) cyber security solutions that protect businesses, their employees and customers against threats from email, files, and the web.

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

Security threats are more prevalent and stealthier than ever. As cybercrime has become more sophisticated, every malware, phishing, and ransomware variant is unique, making it more difficult to detect attacks. While organizations have traditionally protected their users with gateway security appliances at their network perimeter, more frequent and evasive attacks combined with a more distributed workforce are reducing the effectiveness of this approach. Traditional appliances lack the real-time threat intelligence and processing power to detect emerging threats, and the growth of mobile devices and an increasingly distributed workforce means that more and more business is conducted outside of the traditional network perimeter. As a result, when new attacks appear in a matter of seconds, legacy cyber security products can leave companies vulnerable for hours, days, or even weeks.

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

Components of our Operating Results

Revenue

We derive revenues from the sale of real-time cloud-based services for each of Cyren’s email security, threat detection services and threat intelligence data product offerings.

We sell all of our solutions as subscription services, either to OEMs and service providers or directly or indirectly to enterprises.

Cost of Revenue

Personnel costs, which consist of salaries, benefits, bonuses, and share-based compensation for employees that operate our network and provide support services to our customers, as well as data center costs, are the most significant components of our cost of revenues. Other costs include third party contractors, royalties for use of third-party technologies, amortization of intangibles and depreciation of data center equipment. We expect these costs may increase in absolute dollars as we continue to optimize our cloud infrastructure and our support services, but should reduce as a percentage of overall revenue

Operating Expenses

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

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, sales commissions, marketing activities, and travel associated with sales and marketing. We market and sell our services worldwide through our sales organization and distribution channels. We capitalize sales commissions paid to internal sales personnel and amortize these expenses over an estimated period of benefit that reflects the expected future revenue streams. Sales and marketing expense declined in 2021 but we anticipate that we may need to increase investment in these areas related to new products launched in 2020 and enhance our sales and marketing efforts to support our further growth. Newly hired sales personnel are typically not immediately productive, and therefore the increase in expenses we incur when adding personnel is not immediately accompanied by increased revenue and in some cases may not result in increased revenue if these new sales personnel are unsuccessful in becoming productive.

General and Administrative. General and administrative expenses consist primarily of personnel costs, audit fees, legal expenses, recruiting expenses and other general operating costs. We expect our general and administrative expenses to continue to grow in absolute dollars as we continue our business pursuits.

Other Income (Expense), net

Other income (expense), net consists generally of capital gain or loss from the sale of assets.

Financial Expenses, net

Financial expenses, net consist mainly of foreign exchange gains and losses, interest expense on our outstanding debt, and interest income earned on our cash and cash equivalents. In 2021 and 2022, these expenses also included income related to the accounting for a multi-year arrangement where a customer paid upfront the full contract value. This has been deemed a significant financing component under ASC 606.

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

RESULTS OF OPERATIONS

The following table sets forth financial data for the three months ended March 31, 2022 and 2021. Percentages may not add due to rounding.

	Three months ended March 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$7,259	100%	$8,757	100%
Cost of revenues	3,817	53	3,795	43
Gross profit	3,442	47	4,962	57
Operating expenses:
Research and development, net	4,445	61	4,250	49
Sales and marketing	2,707	37	2,638	30
General and administrative	2,688	37	2,160	25
Total operating expenses	9,840	136	9,048	103
Operating loss	(6,398)	88	(4,086)	(47)
Other income (loss), net	1	-	(18)	-
Financial expenses, net	(124)	(2)	(214)	(2)
Loss before taxes on income	(6,521)	(90)	(4,318)	(49)
Tax benefit	38	1	121	1
Net loss	$(6,483)	(89)%	$(4,197)	(48)%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues. Revenues decreased by $1.5 million, or 17%, from $8.8 million for the three months ended March 31, 2021 to $7.3 million for the three months ended March 31, 2022. The decrease was mainly driven by a contract reduction from our largest customer (as first disclosed in the Q3 2020 Form 10-Q), which was effective in Q2 2021. The revenue impact of this contract reduction was $0.7 million. Additionally, revenue was adversely impacted by customer contracts renewals at lower values and churn coupled with the end of life of several legacy products that began during 2020. These declines were offset by new customers added in 2021 and 2022 in our Threat Detection and email security businesses.

During the second quarter of 2020, the Company released two new products, Cyren Inbox Security and Threat InDepth. Since these product launches, the Company has signed numerous new customer contracts representing over $3.3 million in estimated revenue over the lives of the contracts, but due to the timing, duration and ratable nature of the contracts, there was not a material amount of revenue recognized for the three months ended March 31, 2022 or March 31, 2021.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2022 was consistent with cost of revenues for the three months ended March 31, 2021. For the three months ended March 31, 2022, cost of revenues represented 53% of revenue, compared to 43% during the same period in the prior year, and accordingly, gross margins for the period were 47% for the three months ended March 31, 2022 compared to 57% for the same period in the prior year, primarily due to the decline in revenue. Payroll and related expenses decreased by $0.1 million or 1% primarily due to a decline in headcount from 36 employees as of March 31, 2021, compared to 31 as of March 31, 2022. Offsetting some of this decrease was an increase of $0.1 million in share-based compensation related to new equity awards issued in the period ending March 31, 2022. Other costs of revenue expenses increased by $0.1 million or 3% primarily due to an increase in costs associated with maintaining our datacenters.

Operating Expenses. Overall operating expenses increased by $0.8 million, 9%, from $9.0 million for the three months ended March 31, 2021 to $9.8 million for the three months ended March 31, 2022. Operating expenses for the quarter totaled 136% of quarterly revenue, compared to 103% of quarterly revenue a year ago. The increase in operating expenses was primarily due to a decrease in capitalized R&D, which reduces expenses, for the three months ended March 31, 2022 and an increase in legal and outside services associated with the Special Meeting of the Company's shareholders held in February 2022 and the associated Reverse Share Split along with other Corporate matters, offset by a decrease in operating employee headcount, which totaled 166 employees at the end of March 31, 2022, compared to 176 employees at the end of March 31, 2021.

Research and Development, Net. R&D expenses increased by $0.2 million, or 5%, from $4.3 million for the three months ended March 31, 2021 to $4.5 million for the three months ended March 31, 2022. R&D expenses for the quarter represented 61% of revenue, compared to 49% a year ago. Payroll and related expenses was consistent for the three months ended March 31, 2022 compared to March 31, 2021. Salary costs decreased as the headcount was 106 employees as of March 31, 2022 compared to 111 employees as of March 31, 2021 offset by an increase in expense associated with bonus amounts and an increase in vacation expense as more employees have taken time off. Capitalization of technology development, which reduces expenses, decreased from $0.2 million for the three months ended March 31, 2021 to zero for the three months ended March 31, 2022, which as a result, increased expenses by $0.2 million.

Sales and Marketing. Sales and marketing expenses increased by $0.1 million, or 3%, from $2.6 million for the three months ended March 31, 2021, to $2.7 million for the three months ended March 31, 2022. Sales and marketing expenses for the quarter totaled 37% of quarterly revenue, compared to 30% of quarterly revenue a year ago. Sales and marketing headcount decreased to 34 employees as of March 31, 2022 compared to 36 as of March 31, 2021. The use of outside services and consultants increased for the three months ended March 31, 2022 by $0.1 million compared to the three months ended March 31, 2021 due to an effort to increase sales and marketing efforts to support the growth of the CIS product.

General and Administrative. General and administrative (“G&A”) expenses increased by $0.5 million or 24%, from $2.2 million for the three months ended March 31, 2021, to $2.7 million for the three months ended March 31, 2022. G&A expenses for the quarter totaled 37% of quarterly revenue, compared to 25% of quarterly revenue a year ago. Payroll and related costs increased by $0.1 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase is primarily driven by higher share-based compensation related to new equity awards, an increase in vacation expense as more employees have taken time off, and higher bonus amounts offset by a decrease in salary costs due to a decline in G&A headcount. Other non-payroll-related G&A expenses increased by $0.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase is primarily due to an increase in legal and outside services associated with the Special Meeting of the Company's shareholders held in February 2022 which accounted for a $0.4 million increase year over year.

Other Income (Expense), Net. Other income, net for the three months ended March 31, 2022 was $0.001 million. Other income, net for the three months ended March 31, 2021 was $0.018 million of expenses primarily related to the disposal of fixed assets due to the exit of an office lease.

Financial Expense, Net. Financial expenses, net, decreased by $0.09 million for the three months ended March 31, 2022, to $0.12 million from $0.21 million as of March 31, 2021. Interest expense decreased by $0.10 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The convertible notes were paid in full upon maturity in December 2021, as a result, there was only interest associated with the Convertible Debentures for the three months ended March 31, 2022. Interest expense associated with the convertible notes for the three months ended March 31, 2021 was $0.14 million compared to zero for the three months ended March 31, 2022. Income associated with the foreign currency exchange differences, net, decreased by $0.01 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Effective Corporate Tax Rates

Corporate tax rates and real capital gains tax in Israel were 23% for the three months ended March 31, 2022 and 2021.

Our German subsidiary is subject to German tax at a consolidated rate of approximately 30%.

Other non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

We do not provide deferred tax liabilities when we intend to reinvest earnings of foreign subsidiaries indefinitely. As of March 31, 2022, there were no undistributed earnings of foreign subsidiaries.

We may currently qualify as an “industrial company” within the definition of the Law for the Encouragement of Industry (Taxation) and, as such, we may be eligible for certain tax benefits, including, inter alia, special depreciation rates for machinery, equipment and buildings, amortization of patents, certain other intangible property rights and deduction of share issuance expenses.

Net Operating Loss Carryforwards

As of December 31, 2021, Cyren Ltd.’s operating loss carryforwards for tax purposes amounted to $114.2 million. Capital loss carryforwards amounted to $17.8 million which may be carried forward and offset against taxable income in the future, for an indefinite period.

As of December 31, 2021, the U.S. subsidiary had net operating loss carryforwards of $42.8 million for federal tax purposes and $12.9 million for state tax purposes. These losses may offset any future U.S. taxable income of the U.S. subsidiary and will expire in the years 2021 through 2041.

Management currently believes that based upon its estimations for future taxable income, it is more likely than not that the deferred tax assets regarding the loss carryforwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided as of March 31, 2022, to reduce deferred tax assets to their realizable value.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future and therefore, the Company intends to finance operating costs over the next twelve months through a combination of existing cash on hand, reducing operating spend, potentially divesting assets, and future issuances of equity and/or debt securities. As of March 31, 2022, we had an accumulated deficit of $278.1 million, cash and cash equivalents of $17.6 million. Current assets amounted to approximately $21.4 million with current liabilities of approximately $16.3 million, resulting in positive working capital (defined as current assets minus current liabilities) of approximately $5.1 million. For the three months ended March 31, 2022, we recorded a net loss of $6.5 million. We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. The current cash balance and historical trend of cash used in operations along with the lack of certainty regarding a future capital raise, provides substantial doubt about our ability to continue as a going concern for the next twelve months from the date of issuance of this Quarterly Report. The inability to borrow or raise sufficient funds on commercially reasonable terms, would have serious consequences to our financial condition and results of operations.

Our future capital requirements will depend on many factors, including, but not limited to our growth, market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our products, and the expansion of sales and marketing activities based on our market opportunities. We expect to require additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we issue additional equity securities to raise additional funds, further dilution to existing shareholders may occur. However, we cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional financing. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

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

Over the past several years, the Company has devoted most of its effort to research and development and increasing revenues through additional investments in sales and marketing. The Company generated a net loss of $6.5 million for the three months ended March 31, 2022 and a positive cash flow of $2.4 million from operating activities for the three months ended March 31, 2022. The Company recorded a net loss of $23.0 million for the twelve months ended December 31, 2021 and a negative cash flow of $16.5 million from operating activities for the twelve months ended December 31, 2021. The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future.

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

Cash from operating activities was $2.4 million for the three months ended March 31, 2022 as compared cash used in operating activities of $5.3 million for the three months ended March 31, 2021.

For the three months ended March 31, 2022, the factors affecting our operating cash flows during the period was the net loss of $6.5 million, adjusted for non-cash items of $0.6 million of share based compensation expense, $0.4 million for operating lease right-of-use (“ROU”) asset, $1.2 million for depreciation and amortization of our property, equipment and intangible assets, interest and amortization of debt issuance costs on the Convertible Debentures of $0.2 million, and $0.4 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $0.5 million decrease in operating lease liabilities, a $0.2 million decrease in trade payables, a $0.4 million decrease in deferred commissions, a $0.1 million decrease in prepaid expenses and other receivables, and a $0.7 million decrease in trade receivables, net, offset by a $7.5 million increase in deferred revenue due to a 36-month and 15-month upfront payment from two customers, $0.5 million increase in employee and payroll accruals, accrued expenses and other liabilities

For the three months ended March 31, 2021, the factors affecting our operating cash flows during the period was the net loss of $4.2 million, adjusted for non-cash items of $0.5 million of share based compensation expense, $0.5 million for operating lease ROU asset, $1.3 million for depreciation and amortization of our property, equipment and intangible assets, interest on convertibles notes of $0.1 million and interest and amortization of debt issuance costs on the Convertible Debentures of $0.2 million, and $0.3 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $2.8 million decrease in deferred revenue due to a 36-month upfront customer payment, a $0.7 million decrease in operating lease liabilities, a $0.2 million decrease in other long-term liabilities, a $0.2 million decrease in employee and payroll accruals, accrued expenses and other liabilities, and a decrease in deferred commissions of $0.2 million, offset by a $0.2 million increase in trade receivables, net.

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

For the three months ended March 31, 2022, net cash used in investing activities was $0.007 million which primarily consisted of the purchase of computers.

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

For the three months ended March 31, 2022, net cash generated by financing activities was $10.9 million as we issued to several institutional investors in February 2021 in a private placement, 3,129,075 ordinary shares at a purchase price of $3.835 per share (or ordinary share equivalent) and associated warrants for net proceeds of approximately $10.9 million.

 For the three months ended March 31, 2021, net cash generated by financing activities was $12.6 million as we issued to several institutional investors in February 2021 in a registered direct offering 12,000,000 of our ordinary shares at a purchase price of $1.15 per share for net proceeds of approximately $12.6 million.

Working Capital

As of March 31, 2022, we had positive working capital of $5.1 million and as of March 31, 2021, we had negative working capital of $3.0 million.

Financings

On December 5, 2018, the Company issued $10.0 million aggregate principal amount of convertible notes in a private placement to affiliates of an existing minority institutional shareholder. The convertible notes were unsecured, unsubordinated obligations of the Company and carried 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at the Company’s election. The notes were issued with a conversion price of $78.00 per share which was subject to adjustment using a weighted-average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. The convertible notes matured in December 2021, and the principal and last interest payment was paid in December 2021 in accordance with the terms of the convertible notes. The Company has no outstanding obligations associated with these convertible notes.

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

We also issued to the placement agent or its designees warrants to purchase up to 42,459 ordinary shares, representing 6.0% of the aggregate number of ordinary shares sold in the offering. The placement agent warrants have an exercise price equal to $18.00 per share, or 125% of the offering price per share, were exercisable immediately and terminate on March 17, 2025.

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

We also issued to the placement agent or its designees warrants to purchase up to 187,745 ordinary shares, representing 6.0% of the aggregate number of ordinary shares sold in the offering. The placement agent warrants have an exercise price equal to $4.79 per share, or 125% of the offering price per share, were exercisable immediately and terminate on February 15, 2027.

Registration Statements

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

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2. Significant Accounting Policies to our consolidated financial statements included in the Company’s 2021 Annual Report. There have been no significant changes to these policies for the three months ended March 31, 2022, except as described in Note 2. Significant Accounting Policies to our condensed consolidated financial statements are included elsewhere in this Quarterly Report. The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report.

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an impairment test.

The Company performs an annual impairment test as of December 31 of each year, or more frequently if impairment indicators are present. The Company operates in one operating segment, and this segment comprises its only reporting unit.

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

For each of the two years in the period ended December 31, 2021, no impairment losses were identified.

The Company determined that impairment indicators were present due to declines in the value of its share price and market capitalization and on March 31, 2022, the Company performed an interim assessment of goodwill impairment. Even though the Company determined that there was no goodwill impairment at March 31, 2022, continued declines in the value of its share price after March 31, 2022 indicate that a further assessment of goodwill should be performed at June 30, 2022. If such declines continue, a future impairment charge will be necessary.

It is possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected. For additional information, see "Risk Factors" in Item 1A of Part II of this report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required assessment date of December 31, 2022.

Recent Accounting Pronouncements

Please refer to Note 2. Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a full description of recent accounting pronouncements.

Russia’s Invasion of Ukraine

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

While as of the date of this Quarterly Report there have not been any material impacts from the above-mentioned matter in our consolidated financial statements, we are continuously monitoring the developments to assess any potential future impacts that may arise as a result of the ongoing crisis.

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

A protracted conflict between Ukraine and Russia, any escalation or expansion of that conflict, and the financial and economic sanctions and the above-mentioned adverse effect on the wider global economy and market conditions could, in turn, have a material adverse effect on our business, financial condition and results of operations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. We urge you to consider that statements which use the terms “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “will” and similar expressions are intended to identify forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements regarding:

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to continue as a going concern;

●	our ability to execute our business strategy;

●	our ability to successfully enhance our existing products and introduce new products;

●	the commercial success of our products;

●	lack of demand for our products, including actual or perceived decreases in levels of cyber attacks;

●	our ability to manage our costs, indebtedness and avoid unanticipated liabilities and achieve profitability;

●	our ability to grow our revenues, including the ability of existing products to drive sufficient revenue;

●	our ability to raise additional capital or debt;

●	our ability to attract new customers and increase revenue from existing customers;

●	the impact of future impairments of goodwill or other assets;

●	market acceptance of our existing and new products;

●	our ability to adapt to changing technological requirements and shifting preferences of our customers;

●	the impact of COVID-19;

●	our ability to remain listed on The Nasdaq Stock Market (“Nasdaq”);

●	loss of any of our large customers or contracts;

●	adverse conditions in the national and global financial markets;

●	the impact of currency fluctuations;

●	political and other conditions that may limit our R&D activities;

●	the impact of the ongoing military conflict between Ukraine and Russia or any further escalation or expansion;

●	The impact of increased inflation;

●	increased competition or our ability to anticipate or effectively react to competitive challenges;

●	the ability of our brand awareness strategies to enhance our brand recognition;

●	our ability to retain key personnel;

●	performance of our OEM partners, service providers and resellers;

●	our ability to successfully estimate the impact of regulatory matters;

●	our ability to comply with applicable laws and regulations and the impact of changes in applicable laws and regulations, including tax legislation or policies;

●	economic, regulatory, and political risks associated with our international operations;

●	the impact of cyber attacks or a security breach of our systems;

●	our ability to protect our brand name and intellectual property rights; and

●	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A. Risk Factors, of the 2021 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and liquidity. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to update or revise any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2022. Based on such evaluation, such officers have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Securities and Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 1A. RISK FACTORS

Except as provided below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. of our 2021 Annual Report.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our shareholders’ equity.

As of March 31, 2022, approximately 41% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, including in the fourth quarter of 2021, we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. We determined that impairment indicators were present due to declines in the value of our share price and market capitalization and performed an interim assessment of goodwill impairment on March 31, 2022. Even though we determined that there was no goodwill impairment at March 31, 2022, continued declines in the value of our share price after March 31, 2022, indicate that a further assessment of goodwill should be performed at June 30, 2022.

A sustained decline in the value of our share price may result in a future impairment charge. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation and financial condition.

The Company determined that impairment indicators were present due to declines in the value of its share price and market capitalization and on March 31, 2022, the Company performed an interim assessment of goodwill impairment. Even though the Company determined that there was no goodwill impairment at March 31, 2022, continued declines in the value of its share price after March 31, 2022, indicate that a further assessment of goodwill should be performed at June 30, 2022. If such declines continue, a future impairment charge will be necessary.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification by Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYREN LTD.

May 16, 2022	/s/ Brett Jackson
Brett Jackson Chief Executive Officer
(Duly Authorized Officer)

May 16, 2022	/s/ Kenneth Tarpey
Kenneth Tarpey Chief Financial Officer
(Principal Financial Officer)