Form 10-Q
period 2022-06-30
CYREN Ltd.
filed 2022-08-15
CIK 1084577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________
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
Indicate the number of shares outstanding of each issuer’s classes of common shares, as of the latest practicable date: 7,790,223 ordinary shares as of July 31, 2022.
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

CYREN LTD.
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CYREN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(USD in thousands, except share and per share amounts)	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,791	$4,288
Trade receivables (net of allowances for credit losses of $53 and $118, respectively)	1,774	352
Deferred commissions	522	482
Prepaid expenses and other receivables	1,464	1,120
Current assets held for sale (Note 3)	11,255	1,082

Total current assets	23,806	7,324

LONG-TERM ASSETS:
Long-term deferred commissions	702	521
Long-term lease deposits and prepaid expenses	643	686
Operating lease right-of-use assets	5,531	6,207
Severance pay fund	852	921
Property and equipment, net	1,377	1,980
Intangible assets, net	2,331	3,499
Goodwill	6,518	11,598
Long-term assets held for sale (Note 3)	—	13,392

Total long-term assets	17,954	38,804

Total assets	$41,760	$46,128

	June 30, 2022	December 31, 2021
(USD in thousands)	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$858	$1,059
Employees and payroll accruals	3,631	4,196
Accrued expenses and other liabilities ($4 and $4 attributable to related parties, respectively)	1,127	937
Operating lease liabilities	1,092	1,330
Deferred revenues	5,644	3,004
Current liabilities held for sale (Note 3)	5,225	2,180

Total current liabilities	17,577	12,706

LONG-TERM LIABILITIES:
Deferred revenues	3,084	72
Convertible Debentures ($241 and $238 attributable to related parties, respectively)	8,670	8,578
Long-term operating lease liabilities	4,644	5,749
Deferred tax liability	156	167
Accrued severance pay	945	983
Other liabilities	476	517
Long-term liabilities held for sale (Note 3)	—	3,528

Total long-term liabilities	17,975	19,594

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares nominal value ILS 3.00 par value; Authorized: 80,000,000 shares as of June 30, 2022 (Unaudited) and December 31, 2021; Issued and Outstanding: 7,787,594 and 4,532,943 shares as of June 30, 2022 (Unaudited) and December 31, 2021, respectively	6,724	3,759
Additional paid-in capital	292,933	283,577
Accumulated other comprehensive loss	(2,899)	(1,877)
Accumulated deficit	(290,550)	(271,631)

Total shareholders’ equity	6,208	13,828

Total liabilities and shareholders’ equity	$41,760	$46,128
The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and USD in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$5,752	$5,704	$11,468	$12,550
Cost of revenues	3,229	3,328	6,662	6,630

Gross profit	2,523	2,376	4,806	5,920

Operating expenses:

Research and development, net	3,776	3,501	7,725	7,090
Sales and marketing	2,492	2,355	4,972	4,650
General and administrative	2,270	2,125	4,794	4,100

Total operating expenses	8,538	7,981	17,491	15,840

Operating loss	(6,015)	(5,605)	(12,685)	(9,920)

Other income (expense), net	(2)	2	(2)	(17)
Financial income (expenses), net ($5 and $148 interest expense attributable to related parties, respectively)	233	(257)	111	(423)

Loss from continuing operations before taxes on income	(5,784)	(5,860)	(12,576)	(10,360)
Tax benefit (expense)	11	(2)	11	63
Net loss from continuing operations	(5,773)	(5,862)	(12,565)	(10,297)
Discontinued operations (Note 3):
Income (loss) from operations of discontinued operations as held for sale of $(6,790)	(6,663)	274	(6,354)	512
Net loss	$(12,436)	$(5,588)	$(18,919)	$(9,785)

Basic net income (loss) per share:
Continuing operations	$(0.75)	$(1.55)	$(1.97)	$(2.86)
Discontinued operations	$(0.86)	$0.07	$(1.00)	$0.14
Basic net loss per share	$(1.61)	$(1.48)	$(2.97)	$(2.72)

Diluted net income (loss) per share:
Continuing operations	$(0.75)	$(1.55)	$(1.97)	$(2.86)
Discontinued operations	$(0.86)	$0.06	$(1.00)	$0.12
Diluted net loss per share	$(1.61)	$(1.49)	$(2.97)	$(2.74)

Weighted-average number of shares used in computing basic net gain (loss) per share and diluted loss per share for continuing operations	7,733,475	3,774,187	6,369,209	3,599,787
Weighted-average numbers of shares used in computing diluted net gain (loss) per share for discontinued operations	7,733,475	4,538,440	6,369,209	4,349,357

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited and USD in thousands, except share and per share amounts)	2022	2021	2022	2021

Net loss	$(12,436)	$(5,588)	$(18,919)	$(9,785)

Other comprehensive income (loss):
Foreign currency translation adjustments	(771)	172	(1,022)	(487)

Comprehensive loss	$(13,207)	$(5,416)	$(19,941)	$(10,272)
The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited and USD in thousands except share and per share amounts)	Number of out standing ordinary shares	Share capital	Additional paid-in capital	Accumulated other compre hensive loss[1]	Accumulated deficit	Total shareholders’ equity

Balance as of December 31, 2020	3,063,596	$2,392	$258,962	$(725)	$(248,592)	$12,037
Share issuance for financing, net of costs[2]	600,000	556	12,032	—	—	12,588
Restricted share units vested	32,100	30	(30)	—	—	—
Placement agent warrants	—	(402)	402	—	—	—
Payment of interest in shares	14,572	13	246	—	—	259
Share-based compensation related to employees, directors and consultants	—	—	457	—	—	457
Issuance of shares upon early conversion of a Convertible Debentures	60,074	55	804	—	—	859
Other comprehensive loss	—	—	—	(659)	—	(659)
Net loss	—	—	—	—	(4,197)	(4,197)
Balance as of March 31, 2021	3,770,342	$2,644	$272,873	$(1,384)	$(252,789)	$21,344
Payment of interest in shares	11,670	10	132	—	—	142
Share-based compensation related to employees, directors and consultants	—	—	548	—	—	548
Other comprehensive income	—	—	—	172	—	172
Net loss	—	—	—	—	(5,588)	(5,588)
Balance as of June 30, 2021	3,782,012	$2,654	$273,553	$(1,212)	$(258,377)	$16,618

(Unaudited and USD in thousands except share and per share amounts)	Number of out standing ordinary shares	Share capital	Additional paid-in capital	Accumulated other compre hensive loss[1]	Accumulated deficit	Total shareholders’ equity

Balance as of December 31, 2021	4,532,943	$3,759	$283,577	$(1,877)	$(271,631)	$13,828
Share and warrants issuance for financing, net of costs[3]	760,757	709	10,233	—	—	10,942
Restricted share units vested	70,322	9	(9)	—	—	—
Exercise of pre-funded warrants	365,059	345	(345)	—	—	—
Issuance of whole shares in lieu of fractional shares due to reverse stock split	15,589	—	—	—	—	—
Payment of interest in shares	31,667	29	230	—	—	259
Share-based compensation related to employees, directors and consultants	—	—	630	—	—	630
Other comprehensive loss	—	—	—	(251)	—	(251)
Net loss	—	—	—		(6,483)	(6,483)
Balance as of March 31, 2022	5,776,337	$4,851	$294,316	$(2,128)	$(278,114)	$18,925
Restricted share units vested	7,998	—	—	—	—	—
Exercise of pre-funded warrants	2,003,259	1,873	(1,871)	—	—	2
Share-based compensation related to employees, directors and consultants	—	—	488	—	—	488
Other comprehensive loss	—	—	—	(771)	—	(771)
Net loss	—	—	—	—	(12,436)	(12,436)
Balance as of June 30, 2022	7,787,594	$6,724	$292,933	$(2,899)	$(290,550)	$6,208

[1] Relates to foreign currency translation adjustments.
[2] Net of issuance costs of $1,212
[3] Net of issuance costs of $1,057

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Unaudited and USD in thousands except share and per share amounts)	2022	2021

Cash flows from operating activities:
Net loss	$(18,919)	$(9,785)
Less: Income (loss) from discontinued operations	(6,354)	512
Loss from continuing operations	(12,565)	(10,297)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
(Gain) loss on disposal of property and equipment	(1)	17
Loss on termination of operating leases	10	—
Depreciation	757	1,023
Share-based compensation	1,105	971
Amortization of intangible assets	1,168	1,177
Amortization of deferred commissions	454	368
Operating lease right-of-use-asset	678	815
Interest on convertible notes	—	285
Interest and amortization of debt issuance costs on convertible debentures	344	343
Deferred taxes, net	(11)	(70)
Changes in assets and liabilities:
Trade receivables	(1,424)	(483)
Prepaid expenses and other receivables	(370)	(718)
Deferred commissions	(681)	(342)
Long-term lease deposits and prepaid expenses	20	15
Trade payables	(1,315)	(832)
Employees and payroll accruals, accrued expenses and other liabilities	1,206	1,624
Deferred revenues	5,668	(543)
Accrued severance pay, net	32	2
Operating lease liabilities	(1,355)	(960)
Other long-term liabilities	(41)	(180)
Net cash used in operating activities from continuing operations	(6,321)	(7,785)
Net cash provided by operating activities from discontinued operations	643	188
Net cash used in operating activities	(5,678)	(7,597)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1	4
Capitalization of technology	—	(252)
Purchase of property and equipment	(170)	(129)
Net cash used in investing activities from continuing operations	(169)	(377)
Net cash used in investing activities from discontinued operations	(5)	(3)
Net cash used in investing activities	(174)	(380)

The accompanying notes are an integral part of the interim consolidated financial statements.

	Six Months Ended June 30,
(Unaudited and USD in thousands)	2022	2021

Cash flows from financing activities:
Proceeds from issuance of ordinary shares and warrants, net of issuance costs	10,942	—
Proceeds from stock issuance, net of costs	—	12,588
Proceeds from pre-funded warrants exercised	2	—
Net cash provided by financing activities	10,944	12,588

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(21)

Increase in cash, cash equivalents and restricted cash	5,055	4,590
Cash, cash equivalents and restricted cash at the beginning of the period	4,951	9,914

Cash, cash equivalents and restricted cash at the end of the period	$10,006	$14,504

Supplemental disclosure of non-cash transactions:

Purchase of property and equipment by credit	$(19)	$(319)

Operating lease right-of-use asset exchanged for lease obligations	$60	$—

Issuance of shares on early conversion of Convertible Debentures	$—	$859

Issuance of shares for payment of interest on Convertible Notes	$—	$143

Net change in accrued payroll expenses related to capitalization of technology	$—	$(10)

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flow:
Cash and cash equivalents	$8,791	$13,379
Restricted cash included in long-term restricted lease deposits	479	490
Cash, cash equivalents and restricted cash included in assets held for sale	736	635
Total cash, cash equivalents and restricted cash	$10,006	$14,504
The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION
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
The Company is engaged in developing and marketing cyber security solutions to identify and protect threats in email, files and from the Internet. The Company sells its cloud-based solutions worldwide, in both embedded and Software-as-a-Service (SaaS) models, to Original Equipment Manufacturers (“OEMs”), service providers and enterprises. The Company operates in one reportable segment, which constitutes its reporting unit.
Over the past several years, the Company has devoted substantially most of its effort to research and product development and increasing revenues through additional investments in sales & marketing.
The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future. At June 30, 2022, the Company’s cash and cash equivalents position was not sufficient to fund the Company’s planned operations for at least a year beyond the the filing date of the condensed consolidated financial statements. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.
The Company intends to finance operating costs over the next twelve months through a combination of utilizing existing cash on hand, reducing operating spend, potentially divesting assets, and future issuances of equity and/or debt securities.
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.
The condensed consolidated financial statements for the three and six months ended June 30, 2022, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.
On February 10, 2022, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company issued and sold, in a private placement, an aggregate of 760,757 ordinary shares, pre-funded warrants to purchase up to 2,368,318 ordinary shares and ordinary warrants to purchase up to 3,129,075 ordinary shares for aggregate gross proceeds of approximately $12 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The purchase price of each ordinary share and associated ordinary warrant was $3.835 and the purchase price of each pre-funded warrant and associated ordinary warrant was $3.834. The ordinary warrants have an exercise price of $3.71, are exercisable immediately and expire on August 16, 2027. The pre-funded warrants have an exercise price of $0.001 and are exercisable immediately until exercised in full. The closing of the private placement occurred on February 14, 2022. The proceeds of the offering have been and will be used for working capital and general corporate purposes.
On June 1, 2022, the Company entered into a definitive Sale and Purchase Agreement (the “SPA”) with Content Services Group GmbH to sell all the equity interests in the Company’s legacy secure email gateway business and wholly owned subsidiary, Cyren GmbH (the “Cyren GmbH Transaction”). Pursuant to the SPA, the purchase price was €10.0 million in cash, subject to customary post-closing adjustments. Refer to Note 3 - Assets Held for Sale and Discontinued Operations for additional information.
On August 1, 2022, the Company completed the Cyren GmbH Transaction and received the initial €9.4 million payment (equivalent to $9.6 million as of the closing date). Under the terms of the SPA, a holdback in the amount of €0.6 million (the "Holdback Amount") is currently held in an escrow to satisfy certain claims. The Holdback Amount, less deductions for claims against the Company, if any, will be released to the Company no later than twelve months after the closing date.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Subsequent to the closing date, the Company paid approximately $1.0 million in expenses associated with the Cyren GmbH Transaction. Beyond that, the Company intends to use the proceeds from the sale for working capital and general corporate purposes.
On May 5, 2022, the Company formed a new German subsidiary, Cyren Germany GmbH, which has assumed a portion of Cyren GmbH's former operations as of the closing of the Cyren GmbH transaction, including a datacenter and shared services center for the Company. Cyren Germany GmbH did not have operations during the second quarter of 2022.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements
The accompanying consolidated balance sheet as of June 30, 2022, the consolidated statements of operations, the consolidated statements of comprehensive loss for the three and six months ended June 30, 2022, and 2021, and the consolidated statements of cash flows for the six months ended June 30, 2022, and 2021, as well as the statement of changes in shareholders’ equity for the three and six months ended June 30, 2022, are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2022, as well as its results of operations three and six months ended June 30, 2022, and 2021 and cash flows for the six months ended months ended June 30, 2022, and 2021. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for other interim periods or for future years.
Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022.
Other than the change described below, there have been no changes to the significant accounting policies described in the 2021 Annual Report that have had a material impact on the unaudited interim consolidated financial statements and related notes.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the Company's consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities including goodwill impairment and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Discontinued Operations
A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. Assets and liabilities of the discontinued operations are aggregated and reported separately in the Condensed Consolidated Balance Sheet, including the comparative prior year period. The results of discontinued operations are aggregated and presented separately in the Condensed Consolidated Statement of Operations. The disposed component cash flows are reflected as cash flows from discontinued operations within the Company’s Condensed Consolidated Statements of Cash Flows for each period presented. The Cyren GmbH Transaction was accounted for as discontinued operations and presented in the Condensed Consolidated Balance Sheet as assets and liabilities held for sale. The results of discontinued operations presented separately in the Condensed Consolidated Statement of operation as discontinued operations.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of net assets of a business acquired in a business combination. Under ASC Topic 350, Intangibles - Goodwill and Other ("ASC 350"), goodwill is not amortized, but rather is subject to impairment test at least annually. The Company performs an annual impairment test as of December 31 of each year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, the Company carries out a quantitative test for impairment of goodwill by comparing the fair value of the reporting unit with the carrying amount of the reporting unit that includes goodwill. The Company may bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test.
The Company operates in one operating segment, and this segment comprises its only reporting unit.

For the year ended December 31, 2021, and 2020, no impairment losses were identified. For the three and six months ended June 30, 2022, refer to Note 3.
Recently Issued and Adopted Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, ASC Subtopic 470-20 Debt—Debt with Conversion and Other Options and ASC 815-40 Hedging—Contracts in Entity’s Own Equity. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted this new guidance January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
The Company has recorded certain assets as held for sale in its Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021. Additionally, the Company has recorded a loss on classification as held for sale in its Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2022, and 2021. Refer to Note 1 - Organization for additional information.
The following assets and liabilities allocated to the discontinued operation are reflected as assets and liabilities of discontinued operations in the Company’s Consolidated Balance Sheets for all periods presented. The major classes of assets and liabilities included as part of discontinued operations are as follows:

	June 30, 2022	December 31, 2021
(USD in thousands, except share and per share amounts)	(Unaudited)

Assets held for sale
Cash and cash equivalents	$617	$14
Trade receivables (net of allowances for credit losses of $19 and $40, respectively)	286	447
Deferred commissions	429	500
Prepaid expenses and other receivables	183	121
Long-term deferred commissions	251	412
Long-term lease deposits and prepaid expenses	120	123
Operating lease right-of-use assets	2,702	3,073
Property and equipment, net	148	203
Intangible assets, net	487	805
Goodwill	12,822	8,776
Loss on classification as held for sale	(6,790)	—

Total assets held for sale	$11,255	$14,474

Liabilities held for sale
Trade payables	$42	$16
Employees and payroll accruals	222	218
Accrued expenses and other liabilities	55	18
Operating lease liabilities	278	288
Deferred revenues - current	1,573	1,640
Deferred revenues - long-term	385	413
Long-term operating lease liabilities	2,521	2,875
Deferred tax liability, net	149	240

Total liabilities held for sale	$5,225	$5,708

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The following details the Company's results of discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited and USD in thousands, except share and per share amounts)	2022	2021	2022	2021

Revenues	$1,414	$1,905	$2,956	$3,816
Cost of revenues	398	477	782	970

Gross profit	1,016	1,428	2,174	2,846

Operating expenses:

Research and development, net	505	609	1,001	1,270
Sales and marketing	238	376	465	719
General and administrative	171	180	335	365

Total operating expenses	914	1,165	1,801	2,354

Operating gain	102	263	373	492

Other income (expense), net	—	(1)	1	—
Financial expenses, net	(11)	(30)	(12)	(78)

Income from discontinued operations before taxes on income	91	232	362	414
Loss on classification as held for sale	(6,790)	—	(6,790)	—
Total income (loss) from discontinued operations before taxes on income	(6,699)	232	(6,428)	414
Tax benefit	36	42	74	98
Net loss from discontinued operations	(6,663)	274	(6,354)	512

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASES
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
The Company has various operating leases for office space and vehicles that expire through 2028. Below is a summary of the Company’s operating ROU assets and operating lease liabilities as of June 30, 2022:

Operating lease right-of-use assets	$5,531

Operating lease liabilities, current	$1,092
Operating lease liabilities long-term	4,644

Total operating lease liabilities	$5,736
Minimum lease payments for the Company’s ROU assets over the remaining lease periods as of June 30, 2022, adjusted for discontinued operations, are as follows:

Year ended June 30,	(USD in thousands)

2022	$649
2023	1,303
2024	1,145
2025	1,074
2026	1,019
Thereafter	1,155

Total undiscounted lease payments	$6,345

Less: Interest	609

Present value of lease liabilities	5,736
Premises rent expense from continued operations was $478 and $576 for the three months ended June 30, 2022, and 2021, respectively, and $1,039 and $1,206 for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, the Company subleases one real estate property as lessor. Sublease receipts were $69 and $157 for the three months ended June 30, 2022 and 2021, respectively, and $192 and $329 for the six months ended June 30, 2022 and 2021, respectively.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average remaining lease terms and discount rates for all operating leases were as follows as of June 30, 2022:

Weighted-average remaining lease term (years)	5.4

Weighted-average discount rate	4.09%
NOTE 5 - COMMITMENTS AND CONTINGENCIES
Cyren Ltd., which was incorporated in Israel, partially financed its research and development expenditures under programs sponsored by the Israel Innovation Authority (“IIA”) for the support of certain research and development activities conducted in Israel.
Since the Company's inception through 2018, the Company received $6.4 million of participation payments from the IIA in connection with specific research and development. Of this amount, $2.6 million was subject to repayment to the IIA through royalties related to product sales as of June 30, 2022, and December 31, 2021. In return for the IIA’s participation in this program, the Company is committed to pay royalties at a rate of 3% of the program’s developed product sales, up to 100% of the amount of grants received plus interest at the annual LIBOR rate. For the three and six months ended June 30, 2022, and 2021, $19 thousand and $59 thousand, respectively, were recorded as cost of revenues with respect to royalties due to the IIA.
The Company is not currently involved in any legal proceedings or claims.
NOTE 6 - SHAREHOLDERS’ EQUITY
General
Ordinary shares confer upon their holders the right to receive notice to participate and vote in general shareholder meetings of the Company and to receive dividends, if declared.
On February 7, 2022, the Company held a Special Meeting of Shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved (i) an amendment to the Company’s Amended and Restated Articles of Association (the “Articles of Association”) to effect a reverse share split of the Company’s ordinary shares (the “Reverse Share Split”) at a ratio of not less than one-for-four and not more than one-for-twenty, with such ratio and the implementation and timing of the Reverse Share Split to be determined by the Company’s board of directors in its sole discretion within thirty days of the Special Meeting and (ii) an increase in the authorized share capital by up to NIS 216.0 million to 240.0 million and an amendment to the Company’s Articles of Association accordingly.
Following the Special Meeting, on February 7, 2022, the board of directors of the Company approved a one-for-twenty Reverse Share Split and an increase in the Company’s authorized share capital by NIS 216.0 million, and the Articles of Association of the Company were amended accordingly. The Reverse Share Split became effective on February 9, 2022. Additionally, effective at the same time, the total number of ordinary shares the Company is authorized to issue after the effect of the Reverse Share Split is 80 million, the par value per ordinary share is NIS 3.00 and the authorized share capital of the Company is NIS 240.0 million.
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
All the ordinary shares and per share data have been retroactively adjusted for the impact of the Reverse Share Split.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Convertible Notes
On December 5, 2018, the Company issued $10.0 million aggregate principal amount of convertible notes in a private offering. The notes were unsecured, unsubordinated obligations of Cyren and carried a 5.75% interest rate, payable semi-annually in (i) 50% cash and (ii) 50% cash or ordinary shares at Cyren’s election. The notes had a 3- year term and matured in December 2021. The notes were issued with a conversion price of $3.90 per share which was subject to adjustment using a weighted-average ratchet mechanism based on the size and price of future equity offerings and the total shares outstanding. On November 7, 2019, Cyren announced the closing of a rights offering that raised gross proceeds of $8.0 million. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.73. On February 16, 2021, Cyren announced securities purchase agreements with several institutional investors for the purchase and sale, in a registered direct offering, of 12.0 million of the Company’s ordinary shares at a purchase price of $1.15 per share for net proceeds of $12.6 million. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.38. On September 17, 2021, the Company issued to several institutional investors in a private placement 14,152,779 ordinary shares at a purchase price of $0.72 per share and warrants to purchase up to 14,152,779 ordinary shares at an exercise price of $0.60 per share. As a result of this offering, the conversion price of the convertible notes was adjusted to $3.02 per share. In addition, the notes were subject to immediate conversion upon any change in control in the Company (or subject to repayment if the price in the change in control transaction is less than the conversion price).
The principal balance of $10.0 million on the convertible notes was repaid upon maturity on December 5, 2021. No further obligations remain with respect to the convertible notes.
The Company incurred no interest expense for the three and six months ended June 30, 2022. The Company incurred interest expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2021.
The Company has no accrued interest as of June 30, 2022, and December 31, 2021, respectively.
Issuance of Convertible Debentures
In March 2020, the Company entered into purchase agreements with a select group of accredited investors for the purchase of $10.3 million aggregate principal amount of Convertible Debentures in a private placement. Upon the closing, the Company received approximately $9.4 million (net of $0.8 million in issuance expenses).
The debentures are unsecured, subordinated obligations of Cyren and carry a 5.75% interest rate per annum, payable semi-annually in cash or ordinary shares at Cyren’s election. The debentures have a four-year term and mature in March 2024, unless converted in accordance with their terms prior to maturity. The debentures have a conversion price of $15.00 per share and are convertible into 67 ordinary shares per $1.0 million principal amount of debentures. The conversion price is subject to adjustment based on the price and timing of future equity offerings and other customary adjustments. Upon the satisfaction of price and other conditions, Cyren has the right to force the conversion of the debentures.
In March 2021, the Company paid semi-annual interest payments totaling, $0.3 million, which was paid through the issuance of 14,572 shares of common stock. In March 2022, the Company paid semi-annual interest payments totaling, $0.3 million, which was paid through the issuance of 31,667 shares of common stock.
For the quarter ended March 31, 2021, two debenture holders converted a combined $1 million of principal plus interest of their debentures, which was a portion of their holding. The principal and interest were paid through the issuance of 60,074 shares. There were no conversions for the quarter ended June 30, 2022.
The Company incurred interest expense of $170 thousand and $344 thousand for the three and six months ended June 30, 2022, of which $44 thousand and $92 thousand is related to the amortization of debt issuance costs, respectively. The Company incurred interest expense of $167 thousand and $343 thousand for the three and six months ended June 30, 2021, of which $41 thousand and $90 thousand is related to the amortization of debt issuance costs, respectively.
The Company has accrued interest of $131 thousand and $137 thousand as of June 30, 2022, and December 31, 2021, respectively.
The principal balance of the Convertible Debentures as of June 30, 2022, was $9.0 million.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan
On December 22, 2016, the Company’s shareholders approved the 2016 Equity Incentive Plan (the “Equity Incentive Plan”). This plan, along with its Israeli appendix, replaced all then-existing employee and consultants’ stock option plans.
The Equity Incentive Plan allows for the issuance of Restricted Stock Units (“RSUs”) as well as options. The options and RSUs generally vest over a period of four years. Options granted under the Equity Incentive Plan generally expire after six years from the date of grant. Options and RSUs cease vesting upon termination of the grantee’s employment or other relationship with the Company. The per share exercise price for options shall be no less than 100% of the fair market value per ordinary share on the date of grant. Any options and RSUs that are cancelled or not exercised within the option term become available for future grant.
On July 30, 2019, the shareholders of the Company approved an increase in the number of ordinary shares reserved for issuance under the 2016 Equity Incentive Plan and its Israeli Appendix to a total of 560,000.
As of June 30, 2022, an aggregate of 295,500 ordinary shares of the Company were available for future grant under the Equity Incentive Plan.
Non-Employee Directors Stock Option Plan
In 1999, the Company adopted the 1999 Directors Stock Option Plan, and in 2008, shareholders approved an extension of the term of this plan through July 13, 2019. On December 15, 2006, the plan was extended through 2016. On December 22, 2016, the Company’s shareholders approved the 2016 Non-Employee Director Equity Incentive Plan (the “Non-Employee Director Plan”). This plan, along with its Israeli appendix, replaced all existing Directors' stock option plans.
The Non-Employee Director Plan allows for the issuance of RSUs as well as options. Each option and RSU granted under the Non-Employee Director Plan generally vests over a period of four years. Each option has an exercise price equal to the fair market value of the ordinary shares on the grant date of such option. Options granted under the Non-Employee Director Plan generally expire after six years from the date of grant. Options and RSUs cease vesting upon termination of the grantee's relationship with the Company.
On July 30, 2019, the shareholders of the Company approved an increase in the number of ordinary shares reserved for issuance under the Non-Employee Director Plan and its Israeli Appendix to a total of 57,500 ordinary shares.
As of June 30, 2022, an aggregate of 42,867 ordinary shares of the Company remains available for future grants to non-employee directors.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s employees and directors’ stock option activity under the plans is as follows:

(Unaudited and USD in thousands)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at December 31, 2021	181,286	$38.58	2.74	$—

Granted	—	—	0	—
Exercised	—	—	0	—
Expired and forfeited	(20,833)	32.60	0	—

Outstanding at June 30, 2022	160,453	$39.65	2.47	$—

Options vested and expected to vest at June 30, 2022	157,838	$39.81	2.45	$—

Exercisable options at June 30, 2022	128,140	$41.73	2.18	$—

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s ordinary shares as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.
No options were exercised during the quarters ended June 30, 2022, and 2021, respectively, and the intrinsic value was zero as of June 30, 2022, and 2021, respectively.
The weighted-average grant date fair value of options granted to employees and directors during the quarters ended June 30, 2022, and 2021 was zero and $0.43, respectively.
As of June 30, 2022, the Company had $0.4 million of unrecognized compensation expense related to non-vested stock options granted to employees and directors, expected to be recognized over a remaining weighted-average period of 1.29 years.
The employee and directors’ options outstanding as of June 30, 2022, have been separated into ranges of exercise prices, as follows:

Outstanding				Exercisable
Exercise price per share	Options outstanding	Weighted- average remaining contractual life in years	Weighted- average exercise price per share	Options exercisable	Weighted- average exercise price per share

$6.40 - $32.80	33,566	3.76	$26.09	18,125	$30.84
$34.00 - $40.00	33,806	1.34	$37.76	30,735	$38.10
$41.80 - $42.60	55,250	2.80	$41.81	42,875	$41.81
$46.00 - $64.00	37,831	1.86	$50.22	36,405	$50.12

Total employee and director options outstanding	160,453	2.47	$39.65	128,140	$41.73

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Options to non-employees and non-directors are disclosed as follows:

Issuance date	Options outstanding	Exercise price per share	Options exercisable	Exercisable through

January 24, 2017	1,250	$40.00	1,250	Jan-23
The options vest and become exercisable at a rate of 1/16 of the options every three months.
As of June 30, 2022, the Company did not have any unrecognized compensation expense related to non-employee non-vested stock options.
A summary of the Company’s RSUs activity for employees, directors and non-employees under the plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Awarded and unvested at December 31, 2021	344,307	$18.20

Granted	70,550	6.88
Vested	(78,692)	19.66
Forfeited	(72,070)	17.59

Awarded and unvested at June 30, 2022	264,095	$14.89
As of June 30, 2022, the Company had approximately $3.2 million of unrecognized compensation expense related to RSUs, expected to be recognized over a weighted-average period of 2.15 years.
The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and six-month periods ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited and USD in thousands)	2022	2021	2022	2021

Cost of revenues	$41	$75	$109	$90
Research and development	54	33	103	79
Sales and marketing	100	78	186	125
General and administrative	288	342	707	677

Total share-based compensation expense from continuing operations	$483	$528	$1,105	$971
Share-based compensation expense included in discontinued operations	5	20	13	34
Total share-based compensation expense	$488	$548	$1,118	$1,005
NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of professional services, maintenance and technical support (see Note 1 - Organization for a brief description of the Company’s business).

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following presents total revenue by solutions offered by geographic area based on the billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited and USD in thousands)	2022	2021	2022	2021

United States	$3,240	$3,142	$6,364	$7,001
Germany	462	349	847	817
Europe-Other	909	679	1,741	1,656
Asia Pacific	415	498	851	1,079
Israel	602	917	1,423	1,761
Other	124	119	242	236

Total revenue	$5,752	$5,704	$11,468	$12,550
Major Customers
During each of the quarters ended June 30, 2022, and 2021, 22% of the Company’s revenues were derived from its largest customer, and no other customer accounted for more than 10% of total revenue.
Revenue Recognized from Beginning Deferred Revenue
During the quarters ended June 30, 2022 and 2021, $3.4 million and $3.0 million of revenue was recognized from deferred revenue as of the beginning of the period, respectively.
During the six months ended June 30, 2022 and 2021, $5.1 million and $6.8 million of revenue was recognized from deferred revenue as of the beginning of the period, respectively.
Remaining Performance Obligations
As of June 30, 2022, approximately $8.7 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancellable contracts. The Company expects to recognize revenue on approximately 43% of these remaining performance obligations during the remainder of 2022, approximately 39% in 2023, with the remainder recognized thereafter.
Revenue Generated by Customer Type
The following presents the Company's revenue by customer type:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited and USD in thousands)	2022	2021	2022	2021

OEM/Embedded Security[1]	$5,437	$5,529	$10,874	$12,203
Enterprise/SMB[2]	315	175	594	347

Total Revenue	$5,752	$5,704	$11,468	$12,550

[1] This market represents customers who embed Cyren Threat Detection Services and Threat Intelligence Feeds into their infrastructure and/or products to protect their customers and users.
2 In this market, Cyren provides enterprise and SMB customers email security products and threat intelligence to help protect their employees, data and IP.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following sets forth the Company’s long-lived tangible assets, net by geographic area:

(Unaudited and USD in thousands)	June 30, 2022	December 31, 2021

Israel	$5,144	$5,612
United States	696	1,017
Germany	305	669
Other	763	889

Total long-lived tangible assets	$6,908	$8,187
NOTE 8 - FINANCIAL EXPENSES, NET
The following sets forth the Company’s financial income (expense), net by expense type from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited and USD in thousands)	2022	2021	2022	2021

Interest and accretion of discount	$(211)	$(309)	$(427)	$(628)
Foreign currency exchange differences, net	468	48	581	207
Other	(24)	4	(43)	(2)

Total financial expenses, net	$233	$(257)	$111	$(423)
NOTE 9 - RELATED PARTIES
The following sets forth balances with related parties:

(Unaudited and USD in thousands)	June 30, 2022	December 31, 2021

Interest expense accrual – Convertible Debentures[1]	$4	$4
Long-term Convertible Debentures[2]	241	238

[1] Related to the semi-annual interest payable due in March and September related to the Convertible Debentures entered into March 19, 2020. See Note 6 - Shareholders' Equity for further details.
[2] Related to the Convertible Debentures entered into March 19, 2020. See Note 6 - Shareholders' Equity for further details.

The following sets forth transactions with related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
(USD in thousands)	2022	2021	2022	2021

Revenue[1]	$25	$—	$50	$—

Interest expense on Convertible Notes[2]	$—	$143	$—	$285

Interest expense on Convertible Debentures[3]	$5	$5	$10	$10

[1] Related to a new OEM customer agreement signed in Q3 2021 where the Company and this customer share an investor that qualifies as a related party for each.
[2] Related to the semi-annual interest payable due in June and December related to the Convertible Note entered into December 5, 2018. The principal was repaid in December 2021. See Note 6 - Shareholders' Equity for further details.

[3] Related to the semi-annual interest payable due in March and September related to the Convertible Debentures entered into March 19, 2020. See Note 6 - Shareholders' Equity for further details.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) describe the principal factors affecting the financial results, liquidity, capital resources and critical accounting estimates of Cyren, LTD (“Cyren,” “we,” “our,” “us,” or the "Company"), and should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion and analysis includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors in our most recent Annual Report on Form 10-K (the “2021 Annual Report”). Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” below.
OVERVIEW
Cyren was an early pioneer and leading innovator of cloud-delivered Software-as-a-Service (SaaS) cyber security solutions that protect businesses, their employees and customers against threats from email, files, and the internet.
We believe our cloud-based approach to security sets us apart from other vendors in the market. Our security solutions are engineered around the fundamental belief that cybersecurity is a race against time – and the cloud best enables the speed, sophistication, and advanced automation needed to detect and block threats as they emerge. As more and more businesses move their data and applications to the cloud, they need a security provider that is able to keep pace.
Security threats are more prevalent and stealthier than ever. As cybercrime has become more sophisticated, every malware, phishing, and ransomware variant is unique, making it more difficult to detect attacks. While organizations have traditionally protected their users with gateway security appliances at the network perimeter, more frequent and evasive attacks combined with a more distributed workforce are reducing the effectiveness of this approach. Traditional appliances lack the real-time threat intelligence and processing power to detect emerging threats, and the growth of mobile devices and an increasingly distributed workforce means that more and more business is conducted outside of the traditional network perimeter. As a result, when new attacks appear in a matter of seconds, legacy cybersecurity products can leave companies vulnerable for hours, days or even weeks.
Cyren’s cloud security products and services fall into three categories:
•Cyren Threat Detection Services – these services detect a variety of threats in email, files, and from the web, and are embedded into products from the world’s leading email providers, cyber security vendors and managed service providers. Cyren Threat Detection Services include our Email Security Detection Engine, Malware Detection Engine, Web Security Engine, and Threat Analysis Service.
•Cyren Threat Intelligence Data – these products provide valuable threat intelligence data that can be used by enterprise or original equipment manufacturer (OEM) customers to support threat detection, threat hunting, and incident response. Cyren’s Threat Intelligence offerings include IP Reputation Intelligence, Phishing Intelligence, Malware Intelligence, and Zombie Intelligence.
•Cyren Enterprise Email Security Products – these include cloud-based solutions designed for enterprise customers and are sold either directly or through channel partners. Cyren Enterprise Email Security products include Cyren Email Security, a cloud-based secure email gateway, and Cyren Inbox Security, an anti-phishing product for Microsoft 365.
Cyren GmbH
On June 1, 2022, we entered into a definitive Sale and Purchase Agreement (the “SPA”) with Content Services Group GmbH to sell all the equity interests in our legacy secure email gateway business and wholly owned subsidiary, Cyren GmbH (the "Cyren GmbH Transaction").
On August 1, 2022, the Company completed the Cyren GmbH Transaction and received the initial €9.4 million payment (equivalent to $9.6 million as of the closing date). Under the terms of the SPA, a holdback in the amount of €0.6 million (the "Holdback Amount") is currently held in an escrow to satisfy certain claims. The Holdback Amount, less deductions for claims against the Company, if any, will be released to the Company no later than twelve months after the closing date.

Subsequent to the closing date, the Company has paid approximately $1 million in expenses associated with the Cyren GmbH Transaction. Beyond that, the Company intends to use the proceeds from the sale for working capital and general corporate purposes.
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
Cloud and Mobility
Businesses are experiencing a significant change in their IT strategies as they look to drive more business value, agility and better customer experiences, while cloud and mobility are becoming increasingly important, as evidenced by the following trends:
•Business internet traffic continues to increase every year;
•Data and applications are increasingly moving to the cloud;
•More and more users are working remotely, particularly since the COVID-19 pandemic;
•Buyers continue to move away from traditional on-premise solutions;
•Mature and legacy on-premise deployments are reaching end of life and are increasingly being replaced by cloud and SaaS alternatives;
•IT security staffing shortages;
•Increasingly fast, sophisticated, expensive and high-profile attacks target organizations of all sizes;
•Compliance and regulatory mandates;
•Heightened cybercrime activity among commercial enterprises and nation states;
•Automation is increasingly considered critical to accelerating detection and protection; and
•The need to simplify operations through vendor consolidation.
Given these trends, Cyren’s vision for 100% cloud security is compelling to IT security teams looking to protect their businesses in today’s cloud-centric mobile-first world.
Investments in Operations, Research and Development and Sales and Marketing
Our cost of revenues, research and development expenses, and sales and marketing expenses are all significant contributing factors to our operating losses. Over time, we expect we will increase utilization of our cloud infrastructure which we expect will provide the opportunity for improved gross margins. We believe that our investments in research and development are required in order to enhance and improve our solutions. In the future, we expect to lower the rate of research and development investment as a percentage of revenue. The return on our sales and marketing investment is tied to attracting new customers and enhancing our business with existing customers, thereby lowering the overall sales and marketing costs as a percent of revenues. We continue to monitor and, where possible, reduce expenses. We believe managing future headcount and expense growth will be key in improving our gross and operating margins over time given the recent decline in revenue.

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
Cost of Revenue
Personnel costs, which consist of salaries, benefits, bonuses and share-based compensation for employees who operate our network and provide support services to our customers, as well as data center costs, are the most significant components of our cost of revenues. Other costs include third-party contractors, royalties for use of third-party technologies, amortization of intangibles and depreciation of data center equipment. We expect these costs may increase in absolute dollars as we continue to optimize our cloud infrastructure and our support services, but should reduce as a percentage of overall revenue.
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
Research and Development
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
Sales and Marketing
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
General and Administrative
General and administrative expenses consist primarily of personnel costs, audit fees, legal expenses, recruiting expenses and other general operating costs. We expect our general and administrative expenses to continue to grow in absolute dollars as we continue our business pursuits.
Other Income (Expense), net
Other income (expense), net generally consists of capital gain or loss from the sale of assets.

Financial Expenses, net
Financial expenses, net primarily consists of foreign exchange gains and losses, interest expense on our outstanding debt, and interest income earned on our cash and cash equivalents. In 2021 and 2022, these expenses also included income related to the accounting for a multi-year arrangement where a customer paid upfront the full contract value. This has been deemed a significant financing component under Accounting Standards Codification ("ASC") 606, Revenue Recognition.
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

RESULTS OF OPERATIONS
The following table sets forth financial data for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(Unaudited and USD in thousands)	Amount	% of Revenue*	Amount	% of Revenue*	Amount	% of Revenue*	Amount	% of Revenue*

Revenues	$5,752	100%	$5,704	100%	$11,468	100%	$12,550	100%
Cost of revenues	3,229	56	3,328	58	6,662	58	6,630	53

Gross profit	2,523	44	2,376	42	4,806	42	5,920	47

Operating expenses:
Research and development, net	3,776	66	3,501	61	7,725	67	7,090	56
Sales and marketing	2,492	43	2,355	41	4,972	43	4,650	37
General and administrative	2,270	39	2,125	37	4,794	42	4,100	33

Total operating expenses	8,538	148	7,981	140	17,491	153	15,840	126

Operating loss	(6,015)	(105)	(5,605)	(98)	(12,685)	(111)	(9,920)	(79)

Other income (loss), net	(2)	—	2	—	(2)	—	(17)	—
Financial income (expenses), net	233	4	(257)	(5)	111	1	(423)	(3)
Loss before taxes on income	(5,784)	(101)	(5,860)	(103)	(12,576)	(110)	(10,360)	(83)
Tax benefit (expenses)	11	—	(2)	—	11	—	63	1

Net loss from continuing operations	$(5,773)	(100)%	$(5,862)	(103)%	$(12,565)	(110)%	$(10,297)	(82)%
Income (loss) from operations of discontinued operations, including loss on classification as held for sale of $(6,790)	(6,663)	(116)%	274	5%	(6,354)	(55)%	512	4%

Net loss	$(12,436)	(216)%	$(5,588)	(98)%	$(18,919)	(165)%	$(9,785)	(78)%

* Percentages may not sum to 100% due to rounding.

As of June 30, 2022, we employed a total of 191 full-time equivalent (FTE) employees compared to 201 employees as of June 30, 2021. Of our 191 employees at June 30, 2022, 37 employees transitioned with Cyren GmbH as part of the Cyren GmbH Transaction effective August 1, 2022.

Revenues
For the three months ended June 30, 2022, revenues increased $48 thousand, or 0.8%, compared to the same period in 2021. Revenue from our OEM business declined 1.7% largely due to churn, however this was more than offset by revenue growth in our Enterprise business as our Cyren Inbox Security solution continued to generate year-over-year sales growth.
For the six months ended June 30, 2022, revenues declined $1.1 million, or 8.6% compared to the same period in 2021. The decrease was mainly driven by a contract reduction from our largest customer (as first disclosed in our Form 10-Q for the quarter ended September 30, 2020), which was effective in the second quarter of 2021. The revenue impact of this contract reduction was $0.7 million. Additionally, revenue was adversely impacted by customer contracts renewals at lower values and churn coupled with the end of life of several legacy products that began during 2020. These declines were partially offset by new customers added in 2021 and 2022 in our Threat InDepth and Cyren Inbox Security products.
We released Cyren Inbox Security and Threat InDepth in the second quarter of 2020. Since these product launches, we have signed numerous new customer contracts representing over $3.6 million in estimated revenue over the lives of the contracts, but due to the timing, duration and ratable nature of the contracts, we did not recognize a material amount of related revenue for the six months ended June 30, 2022.
Cost of Revenues
For the three and six months ended June 30, 2022, cost of revenues declined $99 thousand and $32 thousand, respectively, compared to the same periods in 2021. These declines were driven by lower depreciation expenses, as certain related hardware and software assets became fully depreciated during the periods. These declines were partially offset by an increase in costs associated with maintaining our data centers.
As of June 30, 2022, we employed 25 FTE employees within cost of revenues compared to 32 employees as of June 30, 2021. Of these 25 employees at June 30, 2022, nine employees transitioned with Cyren GmbH as part of the Cyren GmbH Transaction effective August 1, 2022.
Operating Expenses
For the three months ended June 30, 2022, operating expenses increased $0.6 million, or 7.0%, compared to the same period in 2021, driven by an increase in research and development, net of $0.3 million, or 7.9%. For the six months ended June 30, 2022, operating expenses increased $1.7 million, or 10.4%, compared to the same period in 2021, driven by an increase in general and administrative expenses of $0.7 million, or 16.9%.
Research and Development, Net
For the three months ended June 30, 2022, research and development increased $0.3 million, or 7.9%, compared to the same period in 2021. For the six months ended June 30, 2022, research and development increased $0.6 million, or 9.0%, compared to the same period in 2021. These increases were driven primarily by the reduction in capitalization of technology development, which has the effect of increasing expenses.
As of June 30, 2022, we employed 88 FTE employees within research and development compared to 106 employees as of June 30, 2021. Of these 88 employees at June 30, 2022, 23 employees transitioned with Cyren GmbH as part of the Cyren GmbH Transaction effective August 1, 2022.

Sales and Marketing
For the three months ended June 30, 2022, sales and marketing expenses increased $0.1 million, or 5.8%, compared to the same period in 2021. For the six months ended June 30, 2022, sales and marketing expenses increased $0.3 million, or 6.9%, compared to the same period in 2021. These increases were driven by our usage of global demand generation programs and consultants in an effort to increase sales and marketing efforts to support the growth of the Cyren Inbox Security product. These increases and were partially offset by lower payroll and related costs.
As of June 30, 2022, we employed 53 FTE employees within sales and marketing compared to 36 employees as of June 30, 2021. None of these 53 employees at June 30, 2022, transitioned with Cyren GmbH as part of the Cyren GmbH Transaction.
General and Administrative
For the three months ended June 30, 2022, general and administrative expenses increased $0.1 million, or 6.8%, compared to the same period in 2021, driven largely by higher expenses for outside service, consultants and legal expenses. For the six months ended June 30, 2022, general and administrative expenses increased $0.7 million, or 16.9%, compared to the same period in 2021. This increase is primarily due to an increase in legal and outside services associated with the Special Meeting of the Company's shareholders held in February 2022, which accounted for a $0.4 million increase year over year.
As of June 30, 2022, we employed 25 FTE employees in general and administrative functions compared to 27 employees as of June 30, 2021. Of these 25 employees at June 30, 2022, five employees transitioned with Cyren GmbH as part of the Cyren GmbH Transaction effective August 1, 2022.
Other Income (Expense), Net
For the three months ended June 30, 2022, other income, net decreased $4 thousand compared to the same period in 2021. For the six months ended June 30, 2022, other income, net increased $15 thousand, compared to the same period in 2021, primarily related to the disposal of fixed assets due to the exit of an office lease.
Financial Expenses, Net
For the three months ended June 30, 2022, financial expenses, net, decreased $0.5 million compared to the same period in 2021. For the six months ended June 30, 2022, financial expenses, net, also decreased $0.5 million compared to the same period in 2021. These decreases were driven by changes in foreign exchange rates, as the significant decline in the Euro (EUR) against the U.S. dollar (USD) during the second quarter of 2022 caused a reduction in certain of our EUR-denominated liabilities.
Income Taxes
Effective Corporate Tax Rates
For the three and six months ended June 30, 2022, corporate tax rates and real capital gains tax in Israel were 23%.
Cyren GmbH was subject to German tax at a consolidated rate of approximately 30%.
Other non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.
We do not provide deferred tax liabilities when we intend to reinvest earnings of foreign subsidiaries indefinitely. As of June 30, 2022, we carried no undistributed earnings of foreign subsidiaries.
We may qualify as an “industrial company” within the definition of the Law for the Encouragement of Industry (Taxation) and, as such, we may be eligible for certain tax benefits, including, inter alia, special depreciation rates for machinery, equipment and buildings, amortization of patents, certain other intangible property rights and deduction of share issuance expenses.

Net Operating Loss Carryforwards
As of December 31, 2021, Cyren Ltd.’s operating loss carryforwards for tax purposes amounted to $114.2 million. Capital loss carryforwards amounted to $17.8 million which may be carried forward and offset against taxable income in the future, for an indefinite period.
As of December 31, 2021, Cyren Inc. had net operating loss carryforwards of $42.8 million for federal tax purposes and $12.9 million for state tax purposes. These losses may offset any future U.S. taxable income of the U.S. subsidiary and will expire in the years 2022 through 2041.
Management currently believes that based upon its estimations for future taxable income, it is more likely than not that the deferred tax assets regarding the loss carryforwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided as of June 30, 2022, to reduce deferred tax assets to their realizable value.
LIQUIDITY AND CAPITAL RESOURCES
The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future. The Company intends to finance operating costs over the next twelve months through a combination of utilizing existing cash on hand, reducing operating spend, potentially divesting assets, and future issuances of equity and/or debt securities.
As of June 30, 2022, we had an accumulated deficit of $290.6 million, and cash and cash equivalents of $8.8 million. Current assets amounted to $23.8 million with current liabilities of approximately $17.6 million, resulting in working capital of $6.2 million.
For the six months ended June 30, 2022, we recorded a net loss of $18.9 million. We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. The current cash balance and historical trend of cash used in operations along with the lack of certainty regarding a future capital raise, provides substantial doubt about our ability to continue as a going concern for the next twelve months from the date of issuance of this Quarterly Report. The inability to borrow or raise sufficient funds on commercially reasonable terms, would have serious consequences to our financial condition and results of operations.
As previously discussed, on August 1, 2022, the Company completed the Cyren GmbH Transaction and received the initial €9.4 million payment (equivalent to $9.6 million as of the closing date). Under the terms of the SPA, a holdback in the amount of €0.6 million (the "Holdback Amount") is currently held in an escrow to satisfy certain claims. The Holdback Amount, less deductions for claims against the Company, if any, will be released to the Company no later than twelve months after the closing date.
Subsequent to the closing date, the Company has paid approximately $1 million in expenses associated with the Cyren GmbH Transaction. We estimates that we will pay approximately $0.5 million in additional fees pertaining to the transaction in the third quarter of 2022. Beyond that, the Company intends to use the proceeds from the sale for working capital and general corporate purposes.
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
Cash Flow Analysis
Cash Flows from Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our services. Our primary uses of cash from operating activities include personnel costs, costs associated with maintaining our data centers and services necessary to support our customers.

Operating cash flow is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of intangible assets, share-based compensation, impairment of research and development capitalization, amortization of deferred commissions, deferred taxes, net, non-cash interest expense on the convertible notes and Convertible Debentures.
For the six months ended June 30, 2022, cash used in operating activities was $5.7 million as compared to cash used in operating activities of $7.6 million for the same period in 2021.
For the six months ended June 30, 2022, the most significant factor affecting our operating cash flows was our net loss of $18.9 million, which included loss from discontinued operations of $6.4 million pertaining to the Cyren GmbH sale. Net cash used by operating activities also was driven by changes in trade receivables of $1.4 million, operating lease liabilities of $1.4 million, trade payables of $1.3 million, and deferred commissions of $0.7 million. This was partially offset by changes in deferred revenues of $5.7 million and employees and payroll accruals, accrued expenses and other liabilities of $1.2 million, as well as increases in amortization of intangible assets of $1.2 million, share-based compensation of $1.1 million and operating lease right-of-use asset of $0.7 million.
For the six months ended June 30, 2021, the primary factors affecting our operating cash flows during the period were our net loss of $9.8 million, adjusted for non-cash items of $1.0 million of stock-based compensation expense, $0.8 million for amortization of our non-cash operating lease expense, $2.2 million for depreciation and amortization of our property, equipment, and intangible assets, and $0.4 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $1.0 million decrease in operating lease liabilities, a $0.3 million decrease in capitalization of deferred commissions, a $0.7 million decrease in prepaid expenses and other receivables, and a decrease in trade receivables of $0.5 million.
Cash Flows from Investing Activities
Cash used in investing activities primarily consists of payments related to capitalized technology, purchases of computer and network equipment to support our data center infrastructure, and furniture and equipment. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base, as well as constraints on cash expenditures due to our financial position and the current economic environment.
For the six months ended June 30, 2022, net cash used in investing activities was $0.2 million which primarily consisted of the purchase of hardware.
For the six months ended June 30, 2021, net cash used in investing activities was $0.4 million which primarily consisted of $0.3 million for capitalization of technology and $0.1 million used to purchase property and equipment.
Our capital expenditures over the last several years consisted primarily of continued investment in research and development and purchases of property and equipment to modernize and expand our data centers and to invest in our infrastructure to support new products and facilitate the Company's growth. We anticipate that capital expenditures for 2022 will be approximately $0.5 million.
Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to the issuance of the Convertible Debentures, and the issuance of ordinary shares and warrants to fund operations, offset by the repayment of debt upon maturity.
For the six months ended June 30, 2022, net cash generated by financing activities was $10.9 million as we issued to several institutional investors in February 2022 in a private placement, 3,129,075 ordinary shares at a purchase price of $3.835 per share (or ordinary share equivalent) and associated warrants for net proceeds of approximately $10.9 million.
For the six months ended June 30, 2021, net cash generated by financing activities was $12.6 million as we issued to several institutional investors in February 2021, in a registered direct offering 12,000,000 of our ordinary shares at a purchase price of $1.15 per share for net proceeds of approximately $12.6 million.

Financings
On February 16, 2021, we issued to several institutional investors in a registered direct offering, 600,000 of our ordinary shares at a purchase price of $23.00 per share for net proceeds of approximately $12.6 million. We used the proceeds from this offering for working capital and general corporate purposes. We also issued to the placement agent or its designees warrants to purchase up to 36,000 ordinary shares, representing 6% of the aggregate number of ordinary shares sold in the offering. The placement agent warrants have an exercise price equal to $28.75, or 125% of the offering price, per Ordinary Share and became exercisable on August 16, 2021, for five years from the effective date of the offering.
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
Registration Statements
On September 21, 2018, we filed a shelf registration statement on Form F-3 with the SEC, which we converted to a Form S-3 on August 16, 2019. This registration statement enables us to issue debt securities, ordinary shares, warrants or subscription rights up to an aggregate amount of $50 million. Under the rules governing shelf registration statements, we will file a prospectus supplement with the SEC which describes the amount and type of securities being offered each time we issue securities under this registration statement. In November 2019, we issued shares as part of our rights offerings and in February 2021, we issued shares in the registered direct offering using our Form S-3 as described above. On July 28, 2022, we filed a replacement shelf registration statement on Form S-3 to replace the existing S-3 that expires on August 16, 2022.
Our market capitalization may limit our ability to raise additional capital in the public markets. Although we are currently eligible to use our Form S-3, we are limited to selling no more than one-third of our unaffiliated market capitalization, or public float, on Form S-3 in a 12-month period as our public float is below $75 million.
Outlook
The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future. The Company intends to finance operating costs over the next twelve months through a combination of utilizing existing cash on hand, reducing operating spend, potentially divesting assets, and future issuances of equity and/or debt securities.
The Company’s ability to continue as a going concern is dependent upon growing its business, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. While the Company intends to finance operating costs over the next twelve months through a combination of existing cash on hand, reducing operating spend, potentially divesting assets, and future issuances of equity and/or debt securities the Company cannot predict the availability of additional financing or the outcome of its actions to generate liquidity or maintain compliance with the Nasdaq Capital Market listing standards.

At a Special Meeting of the Company's shareholders held on February 7, 2022, the Company's shareholders approved a Reverse Share Split (including the relevant amendments to the Articles of Association of the Company) within a range of 1:4 to 1:20, and amendments to the Company's Articles of Association authorizing an increase in the Company's authorized share capital (and corresponding authorized ordinary shares) by up to NIS 216 million. The Board of Directors approved the implementation of a one-for-twenty Reverse Share Split and an increase in the Company's authorized share capital by NIS 216 million to NIS 240 million. The Reverse Share Split was effective on February 8, 2022, and the Company’s ordinary shares began trading on a split-adjusted basis on February 9, 2022. Following the Reverse Share Split and increase in authorized share capital, the total number of ordinary shares that the Company is authorized to issue is 80 million shares. While the Company was able to regain compliance with the Nasdaq minimum bid price requirement in February 2022 following the effectiveness of the Reverse Share Split, there can be no assurance that the Company will continue to meet the Nasdaq listing requirements. The inability to remain listed on Nasdaq may make it difficult for us to raise additional capital.
Over the past several years, the Company has devoted most of its effort to research and development and increasing revenues through additional investments in sales and marketing. The Company generated a net loss of $18.9 million for the six months ended June 30, 2022, and a negative cash flow of $5.7 million from operating activities for the six months ended June 30, 2022. The Company recorded a net loss of $23.0 million for the twelve months ended December 31, 2021, and a negative cash flow of $16.5 million from operating activities for the twelve months ended December 31, 2021. The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are discussed in Note 2 - Significant Accounting Policies to our consolidated financial statements included in the Company’s 2021 Annual Report. There have been no significant changes to these policies for the three months ended June 30, 2022, except as described in Note 2 - Significant Accounting Policies to our condensed consolidated financial statements in this Quarterly Report. The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report.
Please refer to Note 2 - Significant Accounting Policies for a full description of recent accounting pronouncements.
Goodwill represents the excess of the purchase price over the estimated fair value of net assets of a business acquired in a business combination. Under ASC Topic 350, Intangibles - Goodwill and Other ("ASC 350"), goodwill is not amortized, but rather is subject to impairment test at least annually. The Company performs an annual impairment test as of December 31 of each year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, the Company carries out a quantitative test for impairment of goodwill by comparing the fair value of the reporting unit with the carrying amount of the reporting unit that includes goodwill. The Company may bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test.
The Company operates in one operating segment, and this segment comprises its only reporting unit.
December 31, 2021, and 2020, no impairment losses were identified. For the three and six months ended June 30, 2022, refer to Note 3.
It is possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected. For additional information, see "Risk Factors" in Item 1A of Part II of this report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required assessment date of December 31, 20222.

RUSSIAN INVASION OF UKRAINE
We maintain sales operations, employees, and customers located in multiple countries. We have contractors in Ukraine that assist in our operations group which support our products. The ongoing military conflict between Ukraine and Russia has resulted in minimal interruption of our operations in Ukraine and we are developing alternative plans should our contractors not be available for a period of time. While the precise effect of the ongoing military conflict and the sanctions on the Russian and global economies remains uncertain, should tensions continue to increase, financial markets may continue to experience significant volatility as well as economic and security consequences.
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
[Not required for smaller reporting companies.]
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. We urge you to consider that statements which use the terms “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “will” and similar expressions are intended to identify forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements regarding:
•our expectations regarding our future profitability and revenue growth;
•our expectations regarding increases in cost of revenue and operating expenses, including as a result of our anticipated investments in R&D;
•our expectation to lower the rate of R&D investment as a percentage of revenue in the future and to drive more revenue from existing solutions rather than by adding new solutions;
•our expectations regarding reducing the historical rate of headcount growth and its resulting impact on our gross and operating margins over time;
•our expectations regarding growth of our enterprise business and its expected impact on our business, including its contribution to our cash flow and return on investment;
•our expectations regarding our ability to raise additional capital or issue more debt;
•our expectations regarding our capital expenditures for 2022;
•our belief regarding the adequacy of our existing capital resources and other future measures to satisfy our expected liquidity requirements;
•our beliefs regarding our competitive position in the market in which we operate;
•our expectations regarding the regulatory environment of data privacy in the EU;

•our anticipated significant investments in R&D and promotion of our brand;
•our expectations regarding trends in the market for internet security and technology industry;
•our expectations regarding existing and new threats, key challenges and opportunities in our industry and their impact on our business, including the impact of innovations in the technology industry;
•our expectations regarding the increase in utilization of our cloud infrastructure and the resulting impact on our gross margins;
•our expectations regarding continued and future customers that will contribute to our revenue, and the solutions we provide to such customers;
•our beliefs regarding factors that make our vision compelling to the IT security market;
•our expectations regarding the locations where we conduct our business;
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•our ability to continue as a going concern;
•our ability to execute our business strategy;
•our ability to successfully enhance our existing products and introduce new products;
•the commercial success of our products;
•lack of demand for our products, including actual or perceived decreases in levels of cyber attacks;
•our ability to manage our costs, indebtedness and avoid unanticipated liabilities and achieve profitability;
•our ability to grow our revenues, including the ability of existing products to drive sufficient revenue;
•our ability to raise additional capital or debt;
•our ability to attract new customers and increase revenue from existing customers;
•the impact of future impairments of goodwill or other assets;
•market acceptance of our existing and new products;
•our ability to adapt to changing technological requirements and shifting preferences of our customers;
•the impact of COVID-19;
•our ability to remain listed on The Nasdaq Stock Market (“Nasdaq”);
•loss of any of our large customers or contracts;
•adverse conditions in the national and global financial markets;
•the impact of currency fluctuations;

•political and other conditions that may limit our R&D activities;
•the impact of the ongoing military conflict between Ukraine and Russia or any further escalation or expansion;
•The impact of increased inflation;
•increased competition or our ability to anticipate or effectively react to competitive challenges;
•the ability of our brand awareness strategies to enhance our brand recognition;
•our ability to retain key personnel;
•performance of our OEM partners, service providers and resellers;
•our ability to successfully estimate the impact of regulatory matters;
•our ability to comply with applicable laws and regulations and the impact of changes in applicable laws and regulations, including tax legislation or policies;
•economic, regulatory, and political risks associated with our international operations;
•the impact of cyber attacks or a security breach of our systems;
•our ability to protect our brand name and intellectual property rights; and
•our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements.
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
ITEM 4. CONTROLS AND PROCEDURES
MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal accounting officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2022. Based on such evaluation, such officers have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes to our internal control over financial reporting, as defined in Securities and Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.
ITEM 1A. RISK FACTORS
The risk factors included in Part I – Item 1A – Risk Factors of the 2021 Annual Report have not materially changed during the six months ended June 30, 2022, other than the additional risk factor provided below:
Because a substantial portion of our revenues historically have been generated in U.S. dollars (USD) and the Euro (EUR), and a significant portion of our expenses have been incurred in Israeli Shekel (ILS), British Pound (GBP) and Icelandic Krona (ISK), our results of operations may be adversely affected by currency fluctuations. We also may hold cash and equivalents or be a party to certain contracts that are denominated in currencies other than the USD.
We have generated a substantial portion of our revenues in USD and EUR, and incurred a substantial portion of our expenses, principally salaries and related personnel expenses, office rent and other outside services, in currencies other than USD. Those expenses incurred in Israel are denominated in ILS, those incurred in the United Kingdom are denominated in GBP and those incurred in Iceland are denominated in ISK. We anticipate that a significant portion of our expenses will continue to be denominated in these currencies. As a result, we are exposed to risk to the extent that the value of the USD depreciates against the ILS, GBP, and ISK or to the extent that the value of the USD appreciates against the EUR. In those events, the USD cost of Cyren’s operations will increase and the USD value of Cyren’s revenues will decrease, respectively, and the Company’s USD measured results of operations will be adversely affected.
During the second quarter of 2022, the value of the EUR declined significantly against the USD, and as a result, the proceeds we received from the closing of the Cyren GmbH Transaction were materially less than what we would have received based on the June 1, 2022, exchange rate at the time we entered into the SPA. While this was somewhat mitigated by our exposure to liabilities denominated in EUR, we are likely to continue to hold cash in EUR and other currencies that may weaken relative to the USD. During 2021, the USD value of operating costs denominated in ILS increased due to the depreciation of the USD vs. all such currencies, while the USD value of operating costs denominated in ISK and GBP decreased due to the appreciation of the USD, and the USD value of revenues denominated in EUR decreased due to the appreciation of the USD vs the EUR. During 2020, the USD value of operating costs denominated in ILS and GBP increased due to the depreciation of the USD vs. all such currencies, while the USD value of operating costs denominated in ISK decreased due to the appreciation of the USD, and the USD value of revenues denominated in EUR increased due to the depreciation of the USD vs the EUR.
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

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification by Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Principal Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYREN LTD.

August 15, 2022	/s/ Brett Jackson
Brett Jackson Chief Executive Officer

August 15, 2022	/s/ P. Brady Hayden
P. Brady Hayden Vice President, Finance and Accounting and Principal Accounting Officer