Form 10-Q
period 2022-09-30
CYREN Ltd.
filed 2022-11-14
CIK 1084577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate the number of shares outstanding of each issuer’s classes of common shares, as of the latest practicable date: 7,999,808 ordinary shares as of October 31, 2022.
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

CYREN LTD.
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CYREN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(USD in thousands, except share and per share amounts)	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,520	$4,288
Trade receivables (net of allowances for credit losses of $97 and $118, respectively)	1,234	352
Deferred commissions	706	482
Prepaid expenses and other receivables	2,451	1,120
Current assets held for sale (Note 3)	—	1,082

Total current assets	17,911	7,324

LONG-TERM ASSETS:
Long-term deferred commissions	797	521
Long-term lease deposits and prepaid expenses	630	686
Operating lease right-of-use assets	5,265	6,207
Severance pay fund	740	921
Property and equipment, net	1,126	1,980
Intangible assets, net	1,750	3,499
Goodwill	6,518	11,598
Long-term assets held for sale (Note 3)	—	13,392

Total long-term assets	16,826	38,804

Total assets	$34,737	$46,128

	September 30, 2022	December 31, 2021
(USD in thousands, except share and per share amounts)	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,228	$1,059
Employees and payroll accruals	3,230	4,196
Accrued expenses and other liabilities ($0 and $4 attributable to related parties, respectively)	1,342	937
Operating lease liabilities	1,083	1,330
Deferred revenues	6,581	3,004
Current liabilities held for sale (Note 3)	439	2,180

Total current liabilities	13,903	12,706

LONG-TERM LIABILITIES:
Deferred revenues	2,590	72
Convertible Debentures ($242 and $238 attributable to related parties, respectively)	8,717	8,578
Long-term operating lease liabilities	4,293	5,749
Deferred tax liability, net	157	167
Accrued severance pay	833	983
Other liabilities	447	517
Long-term liabilities held for sale (Note 3)	—	3,528

Total long-term liabilities	17,037	19,594

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares nominal value ILS 3.00 par value; Authorized: 80,000,000 shares as of September 30, 2022 (Unaudited) and December 31, 2021; Issued and Outstanding: 7,999,808 and 4,532,943 shares as of September 30, 2022 (Unaudited) and December 31, 2021, respectively	6,890	3,759
Additional paid-in capital	293,555	283,577
Accumulated other comprehensive loss	—	(1,877)
Accumulated deficit	(296,648)	(271,631)

Total shareholders’ equity	3,797	13,828

Total liabilities and shareholders’ equity	$34,737	$46,128
The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and USD in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$5,834	$5,616	$17,302	$18,166
Cost of revenues	3,015	3,311	9,677	9,941

Gross profit	2,819	2,305	7,625	8,225

Operating expenses:

Research and development, net	3,449	3,516	11,174	10,606
Sales and marketing	2,705	2,447	7,677	7,097
General and administrative	2,178	2,162	6,972	6,262

Total operating expenses	8,332	8,125	25,823	23,965

Operating loss	(5,513)	(5,820)	(18,198)	(15,740)

Other (expense) income, net	(4)	4	(6)	(13)
Financial income (expenses), net ($5 and $148 interest expense attributable to related parties for the three months ended September 30, 2022, and 2021, respectively)	(7)	(282)	104	(705)

Loss from continuing operations before taxes on income	(5,524)	(6,098)	(18,100)	(16,458)
Tax benefit (expense)	1	(20)	12	43
Net loss from continuing operations	(5,523)	(6,118)	(18,088)	(16,415)
Discontinued operations (Note 3):
Income (loss) from operations of discontinued operations	(575)	331	(6,929)	843
Net loss	$(6,098)	$(5,787)	$(25,017)	$(15,572)

Basic net income (loss) per share:
Continuing operations	$(0.71)	$(1.57)	$(2.64)	$(4.44)
Discontinued operations	$(0.07)	$0.08	$(1.01)	$0.23
Basic net loss per share	$(0.78)	$(1.48)	$(3.65)	$(4.21)

Diluted net income (loss) per share:
Continuing operations	$(0.71)	$(1.57)	$(2.64)	$(4.44)
Discontinued operations	$(0.07)	$0.07	$(1.01)	$0.19
Diluted net loss per share	$(0.78)	$(1.50)	$(3.65)	$(4.25)

Weighted-average number of shares used in computing basic net income (loss) per share and diluted loss per share for continuing operations	7,822,424	3,899,502	6,858,937	3,700,789
Weighted-average numbers of shares used in computing basic net income (loss) per share for discontinued operations	7,822,424	3,899,502	6,858,937	3,700,789
Weighted-average numbers of shares used in computing diluted net income (loss) per share for discontinued operations	7,822,424	4,671,832	6,858,937	4,457,946

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited and USD in thousands, except share and per share amounts)	2022	2021	2022	2021

Net loss	$(6,098)	$(5,787)	$(25,017)	$(15,572)

Other comprehensive loss:
Foreign currency translation adjustments	(203)	(351)	(1,225)	(838)

Comprehensive loss	$(6,301)	$(6,138)	$(26,242)	$(16,410)
The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share and per share amounts)	Number of out standing ordinary shares	Share capital	Additional paid-in capital	Accumulated other compre hensive loss[1]	Accumulated deficit	Total shareholders’ equity

Balance as of December 31, 2020	3,063,596	$2,392	$258,962	$(725)	$(248,592)	$12,037
Share issuance for financing, net of costs[2]	600,000	556	12,032	—	—	12,588
Restricted share units vested	32,100	30	(30)	—	—	—
Payment of interest in shares	14,572	13	246	—	—	259
Share-based compensation related to employees, directors and consultants	—	—	457	—	—	457
Issuance of shares upon early conversion of a Convertible Debentures	60,074	55	804	—	—	859
Other comprehensive loss	—	—	—	(659)	—	(659)
Net loss	—	—	—	—	(4,197)	(4,197)
Balance as of March 31, 2021 (Unaudited)	3,770,342	$3,046	$272,471	$(1,384)	$(252,789)	$21,344
Payment of interest in shares	11,670	10	132	—	—	142
Share-based compensation related to employees, directors and consultants	—	—	548	—	—	548
Other comprehensive income	—	—	—	172	—	172
Net loss	—	—	—	—	(5,588)	(5,588)
Balance as of June 30, 2021 (Unaudited)	3,782,012	$3,056	$273,151	$(1,212)	$(258,377)	$16,618
Issuance of shares and warrants, net of costs[3]	707,639	662	8,614	—	—	9,276
Restricted share units vested	11,813	11	(11)	—	—	—
Payment of interest in shares	16,726	16	243	—	—	259
Share-based compensation related to employees, directors and consultants	—	—	752	—	—	752
Other comprehensive loss	—	—	—	(351)	—	(351)
Net loss	—	—	—	—	(5,787)	(5,787)
Balance as of September 30, 2021 (Unaudited)	4,518,190	$3,745	$282,749	$(1,563)	$(264,164)	$20,767

(USD in thousands, except share and per share amounts)	Number of out standing ordinary shares	Share capital	Additional paid-in capital	Accumulated other compre hensive loss[1]	Accumulated deficit	Total shareholders’ equity

Balance as of December 31, 2021	4,532,943	$3,759	$283,577	$(1,877)	$(271,631)	$13,828
Issuance of shares and warrants, net of costs[3]	760,757	709	10,233	—	—	10,942
Restricted share units vested	70,322	9	(9)	—	—	—
Exercise of pre-funded warrants	365,059	345	(345)	—	—	—
Issuance of whole shares in lieu of fractional shares due to reverse stock split	15,589	—	—	—	—	—
Payment of interest in shares	31,667	29	230	—	—	259
Share-based compensation related to employees, directors and consultants	—	—	630	—	—	630
Other comprehensive loss	—	—	—	(251)	—	(251)
Net loss	—	—	—		(6,483)	(6,483)
Balance as of March 31, 2022 (Unaudited)	5,776,337	$4,851	$294,316	$(2,128)	$(278,114)	$18,925
Restricted share units vested	7,998	—	—	—	—	—
Exercise of pre-funded warrants	2,003,259	1,873	(1,871)	—	—	2
Share-based compensation related to employees, directors and consultants	—	—	488	—	—	488
Other comprehensive loss	—	—	—	(771)	—	(771)
Net loss	—	—	—	—	(12,436)	(12,436)
Balance as of June 30, 2022 (Unaudited)	7,787,594	$6,724	$292,933	$(2,899)	$(290,550)	$6,208
Restricted share units vested	21,942	—	—	—	—	—
Payment of interest in shares	190,272	166	93	—	—	259
Share-based compensation related to employees, directors and consultants	—	—	529	—	—	529
Realized foreign currency translation	—			3,102		3,102
Other comprehensive loss	—	—	—	(203)	—	(203)
Net loss	—	—	—	—	(6,098)	(6,098)
Balance as of September 30, 2022 (Unaudited)	7,999,808	$6,890	$293,555	$—	$(296,648)	$3,797

[1] Relates to foreign currency translation adjustments.
[2] Net of issuance costs of $1,212
[3] Net of issuance costs of $1,057

The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(USD in thousands, except share and per share amounts)	2022	2021

Cash flows from operating activities:
Net loss	$(25,017)	$(15,572)
Less: Income (loss) from discontinued operations	(6,929)	843
Loss from continuing operations	(18,088)	(16,415)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
(Gain) loss on disposal of property and equipment	(1)	17
Loss on termination of operating leases	13	—
Depreciation	1,042	1,532
Share-based compensation	1,647	1,705
Amortization of intangible assets	1,749	1,785
Amortization of deferred commissions	738	644
Operating lease right-of-use-asset	929	1,032
Interest on convertible notes	—	430
Interest and amortization of debt issuance costs on convertible debentures	520	523
Deferred taxes, net	(10)	(62)
Changes in assets and liabilities:
Trade receivables	(882)	(2,627)
Prepaid expenses and other receivables	(1,331)	(578)
Deferred commissions	(1,238)	(637)
Long-term lease deposits and prepaid expenses	19	(18)
Trade payables	597	(1,622)
Employees and payroll accruals, accrued expenses and other liabilities	(424)	2,012
Deferred revenues	6,095	137
Accrued severance pay, net	31	(48)
Operating lease liabilities	(1,703)	(1,196)
Other long-term liabilities	(70)	(390)
Net cash used in operating activities from continuing operations	(10,367)	(13,776)
Net cash provided by operating activities from discontinued operations	1,395	1,314
Net cash used in operating activities	(8,972)	(12,462)

Cash flows from investing activities:
Proceeds from sale of a business	8,076	—
Proceeds from sale of property and equipment	1	6
Capitalization of technology	—	(262)
Purchase of property and equipment	(177)	(466)
Net cash provided by (used in) investing activities from continuing operations	7,900	(722)
Net cash used in investing activities from discontinued operations	(709)	—
Net cash used in investing activities	7,191	(722)

The accompanying notes are an integral part of the interim consolidated financial statements.

	Nine Months Ended September 30,
(Unaudited and USD in thousands)	2022	2021

Cash flows from financing activities:
Proceeds from issuance of ordinary shares and warrants, net of issuance costs	10,942	—
Proceeds from stock issuance, net of costs	—	21,864
Proceeds from pre-funded warrants exercised	2	—
Net cash provided by financing activities	10,944	21,864

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(36)

Increase in cash, cash equivalents and restricted cash	9,163	8,644
Cash, cash equivalents and restricted cash at the beginning of the period	4,951	9,914

Cash, cash equivalents and restricted cash at the end of the period	$14,114	$18,558

Supplemental disclosure of non-cash transactions:

Purchase of property and equipment by credit	$(11)	$(25)

Operating lease right-of-use asset exchanged for lease obligations	$88	$—

Issuance of shares on early conversion of Convertible Debentures	$—	$859

Issuance of shares for payment of interest on Convertible Notes	$518	$143

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flow:
Cash and cash equivalents	$13,520	$16,304
Restricted cash included in long-term restricted lease deposits	594	501
Cash, cash equivalents and restricted cash included in assets held for sale		1,753
Total cash, cash equivalents and restricted cash	$14,114	$18,558
The accompanying notes are an integral part of the interim consolidated financial statements.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION
Cyren Ltd. (henceforth “Cyren”) was incorporated under the laws of the State of Israel on February 10, 1991, and its legal form is a company limited by shares. Cyren listed its shares to the public on July 15, 1999, under the name Commtouch Software Ltd. and changed its legal name to Cyren Ltd. in January 2014. Cyren and its subsidiaries, unless otherwise indicated, are referred to in these condensed consolidated financial statements as the “Company.”
The Company is engaged in developing and marketing cyber security solutions to identify and protect threats in email and electronic files and from the Internet. The Company sells its cloud-based solutions worldwide, in both embedded and Software-as-a-Service (SaaS) models, to original equipment manufacturers (“OEM”), service providers and enterprises. The Company operates in one reportable segment, which constitutes its reporting unit.
Over the past several years, the Company has devoted substantially most of its effort to research and product development and increasing revenues through additional investments in sales & marketing.
The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future. The Company's accumulated deficit as of September 30, 2022, was $296.6 million and negative cash flows from operating activities during the nine month period ending September 30, 2022, was $9.0 million. At September 30, 2022, the Company’s cash and cash equivalents position was not sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the condensed consolidated financial statements. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.
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
The condensed consolidated financial statements for the three and nine months ended September 30, 2022, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.
On February 10, 2022, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company issued and sold, in a private placement, an aggregate of 760,757 ordinary shares, pre-funded warrants to purchase up to 2,368,318 ordinary shares and ordinary warrants to purchase up to 3,129,075 ordinary shares for aggregate gross proceeds of approximately $12 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The purchase price of each ordinary share and associated ordinary warrant was $3.835 and the purchase price of each pre-funded warrant and associated ordinary warrant was $3.834. The ordinary warrants have an exercise price of $3.71, became exercisable upon issuance and expire on August 16, 2027. The pre-funded warrants have an exercise price of $0.001 and became exercisable upon issuance until exercised in full. The closing of the private placement occurred on February 14, 2022. The proceeds of the offering have been and continue to be used for working capital and general corporate purposes.
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
On August 1, 2022, the Company completed the Cyren GmbH Transaction and received the initial €9.4 million payment (equivalent to $9.6 million as of the closing date). Under the terms of the SPA, a holdback in the amount of €0.7 million (the "Holdback Amount") is currently held in an escrow to satisfy certain claims. The Holdback Amount,

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
less deductions for claims against the Company, if any, will be released to the Company no later than twelve months after the closing date.
Subsequent to the closing date, the Company paid approximately $1.4 million in expenses associated with the Cyren GmbH Transaction. Furthermore, the Company estimates that the final purchase price will be reduced by $0.4 million based on working capital and other adjustments and has accrued a current liability as of September 30, 2022. Beyond that, the Company is using the proceeds from the sale for working capital and general corporate purposes.
On May 5, 2022, the Company formed a new German subsidiary, Cyren Germany GmbH, which has assumed a portion of Cyren GmbH's former operations as of the closing of the Cyren GmbH Transaction, including a datacenter and shared services center for the Company. Cyren Germany GmbH began operations in August 2022.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements
The accompanying consolidated balance sheet as of September 30, 2022, the consolidated statements of operations, the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2022, and 2021, and the consolidated statements of cash flows for the nine months ended September 30, 2022, and 2021, as well as the statement of changes in shareholders’ equity for the three and nine months ended September 30, 2022, are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2022, as well as its results of operations for the three and nine months ended September 30, 2022, and 2021 and cash flows for the nine months ended September 30, 2022, and 2021. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for other interim periods or for future years.
Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) filed with the SEC on March 24, 2022.
Other than the change described below in Recently Issued and Adopted Pronouncements, there have been no changes to the significant accounting policies described in the 2021 Annual Report that have had a material impact on the unaudited interim consolidated financial statements and related notes.
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

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Discontinued Operations
A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. Assets and liabilities of the discontinued operations are aggregated and reported separately in the Condensed Consolidated Balance Sheet, including the comparative prior year period. The results of discontinued operations are aggregated and presented separately in the Condensed Consolidated Statement of Operations. The disposed component cash flows are reflected as cash flows from discontinued operations within the Company’s Condensed Consolidated Statements of Cash Flows for each period presented. The Cyren GmbH Transaction was accounted for as discontinued operations and is presented in the Condensed Consolidated Balance Sheets as assets and liabilities held for sale. The results of discontinued operations are presented separately in the Condensed Consolidated Statements of Operation as discontinued operations.
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

For the year ended December 31, 2021, no impairment losses were identified. For the three and nine months ended September 30, 2022, refer to Note 3 - Assets Held for Sale and Discontinued Operations.
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

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
As a result of the Cyren GmbH Transaction, the Company recorded certain assets as held for sale in its Condensed Consolidated Balance Sheet as of December 31, 2021. Additionally, the Company has recorded a loss on classification as held for sale in its Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2022, and 2021. Furthermore, the Company estimates that the final purchase price will be reduced by $0.4 million based on working capital and other adjustments and has accrued a current liability as of September 30, 2022. Refer to Note 1 - Organization for additional information.
The following assets and liabilities allocated to the discontinued operation are reflected as assets and liabilities of discontinued operations in the Company’s Consolidated Balance Sheet for the period presented. The major classes of assets and liabilities included as part of discontinued operations as of December 31, 2021, are presented in the following table:

(USD in thousands, except share and per share amounts)	December 31, 2021

Assets held for sale
Cash and cash equivalents	$14
Trade receivables (net of allowances for credit losses of $19 and $40, respectively)	447
Deferred commissions	500
Prepaid expenses and other receivables	121
Long-term deferred commissions	412
Long-term lease deposits and prepaid expenses	123
Operating lease right-of-use assets	3,073
Property and equipment, net	203
Intangible assets, net	805
Goodwill	8,776

Total assets held for sale	$14,474

Liabilities held for sale
Trade payables	$16
Employees and payroll accruals	218
Accrued expenses and other liabilities	18
Operating lease liabilities	288
Deferred revenues - current	1,640
Deferred revenues - long-term	413
Long-term operating lease liabilities	2,875
Deferred tax liability, net	240

Total liabilities held for sale	$5,708

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The following details the Company's results of discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited and USD in thousands, except share and per share amounts)	2022	2021	2022	2021

Revenues	$441	$1,845	$3,397	$5,661
Cost of revenues	88	421	870	1,391

Gross profit	353	1,424	2,527	4,270

Operating expenses:

Research and development, net	139	584	1,140	1,854
Sales and marketing	19	338	484	1,057
General and administrative	36	174	371	539

Total operating expenses	194	1,096	1,995	3,450

Operating gain	159	328	532	820

Other income (expense), net	(34)	1	(33)	1
Financial expenses, net	(505)	(38)	(517)	(116)

Income (loss) from discontinued operations before taxes on income	(380)	291	(18)	705
Loss on sale	(195)	—	(6,985)	—
Total income (loss) from discontinued operations before taxes on income	(575)	291	(7,003)	705
Tax benefit	—	40	74	138
Net income (loss) from discontinued operations	(575)	331	(6,929)	843

The following table presents the loss associated with the sale, presented in the results of discontinued operations:

Gross purchase price	$10,264
Transaction costs	(1,422)
Provision	(439)
Net assets sold	(12,286)
Realized foreign currency translation adjustments	(3,102)

Total net loss on divestiture	$(6,985)

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
The Company has various operating leases for office space and vehicles that expire through 2028. Below is a summary of the Company’s operating ROU assets and operating lease liabilities as of September 30, 2022:

(Unaudited and USD in thousands)

Operating lease right-of-use assets	$5,265

Operating lease liabilities, current	1,083
Operating lease liabilities long-term	4,293

Total operating lease liabilities	$5,376
Minimum lease payments for the Company’s ROU assets over the remaining lease periods as of September 30, 2022, adjusted for discontinued operations, are as follows:

Year ended September 30,	(Unaudited and USD in thousands)

2022	$314
2023	1,280
2024	1,127
2025	1,058
2026	1,001
Thereafter	1,141

Total undiscounted lease payments	$5,921
Less: Interest	545

Present value of lease liabilities	$5,376
Premises rent expense from continued operations was $430 and $574 for the three months ended September 30, 2022, and 2021, respectively, and $1,469 and $1,780 for the nine months ended September 30, 2022, and 2021, respectively.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
During the quarter ended September 30, 2022, the Company subleased one real estate property as lessor, however this lease terminated in July 2022. Sublease receipts were $10 and $167 for the three months ended September 30, 2022 and 2021, respectively, and $202 and $496 for the nine months ended September 30, 2022 and 2021, respectively.
The weighted-average remaining lease terms and discount rates for all operating leases were as follows as of September 30, 2022:

Weighted-average remaining lease term (years)	5.1

Weighted-average discount rate	4.10%
NOTE 5 - COMMITMENTS AND CONTINGENCIES
The Company, which was incorporated in Israel, has partially financed its research and development expenditures under programs sponsored by the Israel Innovation Authority (“IIA”) for the support of certain research and development activities conducted in Israel.
Since the Company's inception through 2018, the Company received $6.4 million of participation payments from the IIA in connection with specific research and development. Of this amount, $2.6 million was subject to repayment to the IIA through royalties related to product sales as of September 30, 2022, and December 31, 2021. In return for the IIA’s participation in this program, the Company is committed to pay royalties at a rate of 3% of the program’s developed product sales, up to 100% of the amount of grants received plus interest at the annual LIBOR rate. For the three months ended September 30, 2022, and 2021, the Company recorded zero and $31 thousand, respectively, as cost of revenues with respect to royalties due to the IIA. For the nine months ended September 30, 2022, and 2021, the Company recorded zero and $90 thousand, respectively, as cost of revenues with respect to royalties due to the IIA.
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
The Company incurred no interest expense for the three and nine months ended September 30, 2022. The Company incurred interest expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2021.
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
In March 2021, the Company paid semi-annual interest payments totaling $0.3 million through the issuance of 14,572 shares of common stock. In September 2021, the Company paid semi-annual interest payments totaling $0.3 million through the issuance of 16,726 shares. In March 2022, the Company paid semi-annual interest payments totaling $0.3 million through the issuance of 31,667 shares of common stock. In September 2022, the Company paid semi-annual interest payments totaling $0.3 million through the issuance of 190,272 shares of common stock.
For the quarter ended March 31, 2021, two debenture holders converted a combined $1 million of principal plus interest of their debentures, which was a portion of their holdings. The principal and interest were paid through the issuance of 60,074 shares. There were no conversions for the quarter ended September 30, 2022.
The Company incurred interest expense of $176 thousand and $520 thousand for the three and nine months ended September 30, 2022, of which $48 thousand and $139 thousand was related to the amortization of debt issuance costs, respectively. The Company incurred interest expense of $180 thousand and $523 thousand for the three and nine months ended September 30, 2021, of which $44 thousand and $134 thousand was related to the amortization of debt issuance costs, respectively.
The Company had no accrued interest as of September 30, 2022, and $137 thousand as of December 31, 2021, respectively.
The principal balance of the Convertible Debentures as of September 30, 2022, was $8.7 million.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restated 2016 Equity Incentive Plan
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
On July 30, 2019, the shareholders of the Company approved an increase in the number of ordinary shares reserved for issuance under the 2016 Equity Incentive Plan and its Israeli Appendix to a total of 560,000. On August 31, 2022, the shareholders of the Company approved an increase in the number of ordinary shares reserved for issuance under the 2016 Equity Incentive Plan and its Israeli Appendix to a total of 1,225,000.
As of September 30, 2022, an aggregate of 440,309 ordinary shares of the Company were available for future grant under the Equity Incentive Plan.
Amended & Restated 2016 Non-Employee Director Equity Incentive Plan
In 1999, the Company adopted the 1999 Directors Stock Option Plan, and in 2008, the Company's shareholders approved an extension of the term of this plan through July 13, 2019. On December 15, 2006, the plan was extended through 2016. On December 22, 2016, shareholders approved the 2016 Non-Employee Director Equity Incentive Plan (the “Non-Employee Director Plan”). This plan, along with its Israeli appendix, replaced all existing directors' stock option plans.
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
On July 30, 2019, the shareholders of the Company approved an increase in the number of ordinary shares reserved for issuance under the Non-Employee Director Plan and its Israeli Appendix to a total of 57,500 ordinary shares. On August 31, 2022, the shareholders of the Company approved an increase in the number of ordinary shares reserved for issuance under the Non-Employee Director Plan and its Israeli Appendix to a total of 182,500 ordinary shares.
As of September 30, 2022, an aggregate of 55,367 ordinary shares of the Company remained available for future grants to non-employee directors.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s employees and directors’ stock option activity under the plans is as follows:

(Unaudited and USD in thousands, except share prices)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at December 31, 2021	181,286	$38.58	2.74	$—

Granted	—	—	0	—
Exercised	—	—	0	—
Expired and forfeited	(35,388)	33.61	0	—

Outstanding at September 30, 2022	145,898	$40.09	2.30	$—

Options vested at September 30, 2022	143,934	$40.24	2.29	$—

Exercisable options at September 30, 2022	121,871	$41.92	2.08	$—

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s ordinary shares as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.
No options were exercised during the quarters ended September 30, 2022, and 2021, respectively, and the intrinsic value was zero as of September 30, 2022, and 2021, respectively.
For the quarter ended September 30, 2022, the Company did not grant options. The weighted-average grant date fair value of options granted to employees and directors during the quarter ended September 30, 2021, was $0.39.
As of September 30, 2022, the Company had $0.3 million of unrecognized compensation expense related to non-vested stock options granted to employees and directors, expected to be recognized over a remaining weighted-average period of 1.11 years.
The employee and directors’ options outstanding as of September 30, 2022, is separated into ranges of exercise prices as presented below:

Outstanding				Exercisable
Exercise price per share	Options outstanding	Weighted- average remaining contractual life in years	Weighted- average exercise price per share	Options exercisable	Weighted- average exercise price per share

$6.40 - $32.80	30,841	3.50	$26.23	19,034	$29.58
$34.00 - $40.00	24,001	1.20	$38.54	21,294	$39.07
$41.80 - $42.00	54,300	2.59	$41.80	45,300	$41.80
$46.00 - $64.00	36,756	1.60	$50.23	36,243	$50.22

Total employee and director options outstanding	145,898	2.30	$40.09	121,871	$41.92

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Options to non-employees and non-directors are disclosed as follows:

Issuance date	Options outstanding	Exercise price per share	Options exercisable	Exercisable through

January 24, 2017	1,250	$40.00	1,250	Jan-23
The options vest and become exercisable at a rate of 1/16 of the options every three months.
As of September 30, 2022, the Company did not have any unrecognized compensation expense related to non-employee non-vested stock options.
A summary of the Company’s RSUs activity for employees, directors and non-employees under the plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Awarded and unvested at December 31, 2021	344,307	$18.20

Granted	713,050	1.74
Vested	(100,634)	20.57
Forfeited	(78,246)	17.18

Awarded and unvested at September 30, 2022	878,477	$4.66
As of September 30, 2022, the Company had approximately $3.4 million of unrecognized compensation expense related to RSUs, expected to be recognized over a weighted-average period of 2.14 years.
The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and nine-month periods ended September 30, 2022, and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited and USD in thousands)	2022	2021	2022	2021

Cost of revenues	$43	$76	$152	$166
Research and development	45	46	148	125
Sales and marketing	97	100	283	225
General and administrative	346	512	1,053	1,189

Total share-based compensation expense from continuing operations	$531	$734	$1,636	$1,705
Share-based compensation expense included in discontinued operations	(2)	18	11	52
Total share-based compensation expense	$529	$752	$1,647	$1,757

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - BASIC AND DILUTED NET LOSS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited and USD in thousands, except share amounts)	2022	2021	2022	2021

Numerator - continuing operations
(Loss) from continuing operations	$(5,523)	$(6,118)	$(18,088)	$(16,415)

Numerator - discontinued operations
Net income (loss) from discontinued operations	$(575)	$331	$(6,929)	$843

Denominator
Denominator for basic net loss per share weighted-average number of shares outstanding	7,822,424	3,899,502	6,858,937	3,700,789
Effect of diluting securities*	—	772,330	—	757,157

Denominator for diluted net loss per share - adjusted weighted average shares and assumed exercises	7,822,424	4,671,832	6,858,937	4,457,946

* For the discontinued operations, the total number of ordinary shares related to share-based compensation plans, aggregated to 613,377 and 683,156, for the three and nine months ended September 30, 2022, respectively, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of support services, maintenance and technical support (see Note 1 - Organization for a brief description of the Company’s business).
The following presents total revenue by solutions offered by geographic area based on the billing address of the customer from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited and USD in thousands)	2022	2021	2022	2021

United States	$3,375	$3,103	$9,739	$10,104
Germany	447	381	1,294	1,198
Europe-Other	768	756	2,509	2,412
Asia Pacific	581	401	1,432	1,480
Israel	544	849	1,967	2,610
Other	119	126	361	362

Total revenue	$5,834	$5,616	$17,302	$18,166
Major Customers
During each of the quarters ended September 30, 2022, and 2021, 23% and 22% of the Company’s revenues were derived from its largest customer, and no other customer accounted for more than 10% of total revenue.
Revenue Recognized from Beginning Deferred Revenue
During the quarters ended September 30, 2022, and 2021, $3.1 million and $3.4 million of revenue was recognized from deferred revenue as of the beginning of the period, respectively.

CYREN LTD.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2022, and 2021, $6.2 million and $8.9 million of revenue was recognized from deferred revenue as of the beginning of the period, respectively.
Remaining Performance Obligations
As of September 30, 2022, approximately $9.2 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancellable contracts. The Company expects to recognize revenue on approximately 26% of these remaining performance obligations during the remainder of 2022, approximately 51% in 2023, with the remainder recognized thereafter.
Revenue Generated by Customer Type
The following presents the Company's revenue by customer type from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited and USD in thousands)	2022	2021	2022	2021

OEM/Embedded Security[1]	$5,515	$5,423	$16,389	$17,625
Enterprise/SMB[2]	287	193	881	541
Other	32	—	32	—

Total Revenue	$5,834	$5,616	$17,302	$18,166

[1] This market represents customers who embed Cyren Threat Detection Services and Threat Intelligence Service feeds into their infrastructure and/or products to protect their customers and users.
2 In this market, Cyren provides enterprise as well as small and midsize business customers email security products and threat intelligence to help protect their employees, data and IP.

The following sets forth the Company’s long-lived tangible assets, net by geographic area from continuing operations:

(Unaudited and USD in thousands)	September 30, 2022	December 31, 2021

Israel	$4,921	$5,612
United States	541	1,017
Germany	219	669
Other	710	889

Total long-lived tangible assets	$6,391	$8,187
NOTE 9 - FINANCIAL EXPENSES, NET
The following sets forth the Company’s financial income (expense), net by expense type from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited and USD in thousands)	2022	2021	2022	2021

Interest and accretion of discount	$(213)	$(331)	$(640)	$(960)
Foreign currency exchange differences, net	219	47	800	254
Other	(13)	2	(56)	1

Total financial expenses, net	$(7)	$(282)	$104	$(705)

CYREN LTD.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 - RELATED PARTIES
The following sets forth balances with related parties:

(Unaudited and USD in thousands)	September 30, 2022	December 31, 2021

Interest expense accrual – Convertible Debentures[1]	$—	$4
Long-term Convertible Debentures[2]	242	238

[1] Related to the semi-annual interest payable due in March and September related to the Convertible Debentures entered into March 19, 2020. See Note 6 - Shareholders' Equity for further details.
[2] Related to the Convertible Debentures entered into March 19, 2020. See Note 6 - Shareholders' Equity for further details.

The following sets forth transactions with related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited and USD in thousands)	2022	2021	2022	2021

Revenue[1]	$25	$—	$75	$—

Interest expense on Convertible Notes[2]	$—	$143	$—	$285

Interest expense on Convertible Debentures[3]	$5	$5	$15	$10

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) describe the principal factors affecting the financial results, liquidity, capital resources and critical accounting estimates of Cyren LTD (“Cyren,” “we,” “our,” “us,” or the "Company"), and should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion and analysis includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors in our most recent Annual Report on Form 10-K (the “2021 Annual Report”). Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” below.
OVERVIEW
Cyren was an early pioneer and leading innovator of cloud-delivered Software-as-a-Service (SaaS) cyber security solutions that protect businesses, their employees and customers against threats from email, files, and the Internet.
We believe our cloud-based approach to security sets us apart from other vendors in the market. Our security solutions are engineered around the fundamental belief that cyber security is a race against time – and the cloud best enables the speed, sophistication, and advanced automation needed to detect and block threats as they emerge. As more and more businesses move their data and applications to the cloud, they need a security provider that is able to keep pace.
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
Cyren’s cloud security products and services fall into three categories:
•Cyren Threat Detection Services – these services detect a variety of threats in email, files, and from the Internet, and are embedded into products from the world’s leading email providers, cyber security vendors and managed service providers. Cyren Threat Detection Services include our Email Security Detection Engine, Malware Detection Engine, Web Security Engine, and Threat Analysis Service.
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
On August 1, 2022, the Company completed the Cyren GmbH Transaction and received the initial €9.4 million payment (equivalent to $9.6 million as of the closing date). Under the terms of the SPA, a holdback in the amount of €0.7 million (the "Holdback Amount") is currently held in an escrow to satisfy certain claims. The Holdback Amount, less deductions for claims against the Company, if any, will be released to the Company no later than twelve months after the closing date.

Subsequent to the closing date, the Company paid approximately $1.4 million in expenses associated with the Cyren GmbH Transaction. Furthermore, the Company estimates that the final purchase price will be reduced by $0.4 million based on working capital and other adjustments and has accrued a current liability as of September 30, 2022. Beyond that, the Company is using the proceeds from the sale for working capital and general corporate purposes.
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
•Businesses continue to move away from traditional on-premise solutions;
•Mature and legacy on-premise deployments are reaching end of life and are increasingly being replaced by cloud and SaaS alternatives;
•IT security teams have experienced staffing shortages;
•Increasingly fast, sophisticated, expensive and high-profile attacks target organizations of all sizes;
•Compliance and regulatory mandates have increased;
•Cybercrime activity among commercial enterprises and nation states has heightened;
•Automation is increasingly considered critical to accelerating detection and protection; and
•Businesses need to simplify operations through vendor consolidation.
Given these trends, Cyren’s vision for 100% cloud security is compelling to IT security teams looking to protect their businesses in today’s cloud-centric mobile-first world.
Investments in Operations, Research and Development and Sales and Marketing
Our cost of revenues, research and development expenses, and sales and marketing expenses are all significant contributing factors to our operating losses. Over time, we expect we will increase utilization of our cloud infrastructure which we expect will provide the opportunity for improved gross margins. We believe that our investments in research and development are required in order to enhance and improve our solutions. In the future, we expect to lower the rate of research and development investment as a percentage of revenue. The return on our sales and marketing investment is tied to attracting new customers and enhancing our business with existing customers, thereby lowering the overall sales and marketing costs as a percent of revenues. We otherwise continue to monitor and, where possible, reduce expenses. We believe managing future headcount and expense growth will be key in improving our gross and operating margins over time given longer-term declining revenue trends.

Growing Our Enterprise Business
Cyren has prioritized growing its enterprise revenues. With the mid-2020 release of our anti-phishing solution, Cyren Inbox Security, we believe helping enterprises mitigate phishing attacks is our most significant revenue growth opportunity. Given the substantial size of the enterprise anti-phishing market, Cyren believes this new revenue stream has the potential to grow faster than our legacy OEM business. As this Cyren Inbox Security business grows, it has the potential to eventually contribute to a larger portion of our overall revenue, and longer term, we expect deferred revenue to increase and our operating results and cash flow to improve.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses and share-based compensation, are the most significant component of our operating expenses. Operating expenses also include allocated overhead costs for facilities, IT and depreciation. We expect operating expenses to increase in absolute dollars as we continue to grow.
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
Sales and Marketing
Sales and marketing expenses primarily include personnel costs, sales commissions, marketing activities, and travel associated with sales and marketing. We market and sell our services worldwide through our sales organization and distribution channels. We capitalize sales commissions paid to internal sales personnel and amortize these expenses over an estimated period of benefit that reflects the expected future revenue streams. Sales and marketing expenses have increased in 2022 as we have enhanced our efforts to support further growth and invested in strategies related to new products launched in 2020. Newly hired sales personnel are typically not immediately productive, and therefore the increase in expenses we incur when adding personnel is not immediately accompanied by increased revenue and in some cases may not result in increased revenue if these new sales personnel are unsuccessful in becoming productive.
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

RESULTS OF OPERATIONS
The following table sets forth our financial results for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(Unaudited and USD in thousands)	Amount	% of Revenue*	Amount	% of Revenue*	Amount	% of Revenue*	Amount	% of Revenue*

Revenues	$5,834	100%	$5,616	100%	$17,302	100%	$18,166	100%
Cost of revenues	3,015	52	3,311	59	9,677	56	9,941	55

Gross profit	2,819	48	2,305	41	7,625	44	8,225	45

Operating expenses:
Research and development, net	3,449	59	3,516	63	11,174	65	10,606	58
Sales and marketing	2,705	46	2,447	44	7,677	44	7,097	39
General and administrative	2,178	37	2,162	38	6,972	40	6,262	34

Total operating expenses	8,332	143	8,125	145	25,823	149	23,965	132

Operating loss	(5,513)	(94)	(5,820)	(104)	(18,198)	(105)	(15,740)	(87)

Other income (loss), net	(4)	—	4	—	(6)	—	(13)	—
Financial income (expenses), net	(7)	—	(282)	(5)	104	1	(705)	(4)
Loss before taxes on income	(5,524)	(95)	(6,098)	(109)	(18,100)	(105)	(16,458)	(91)
Tax benefit (expenses)	1	—	(20)	—	12	—	43	—

Net loss from continuing operations	$(5,523)	(95)%	$(6,118)	(109)%	$(18,088)	(105)%	$(16,415)	(90)%
Income (loss) from operations of discontinued operations, including loss on classification as held for sale	(575)	(10)%	331	6%	(6,929)	(40)%	843	5%

Net loss	$(6,098)	(105)%	$(5,787)	(103)%	$(25,017)	(145)%	$(15,572)	(86)%

* Percentages may not sum to 100% due to rounding.

As of September 30, 2022, we employed a total of 157 employees compared to 203 employees as of September 30, 2021. Effective August 1, 2022, 37 employees transitioned with Cyren GmbH as part of the Cyren GmbH Transaction.
Revenues
For the three months ended September 30, 2022, revenues increased $0.2 million, or 3.9%, compared to the same period in 2021. Revenue from our OEM business increased 1.7% resulting from growth of our Threat Intelligence Service solution. Revenue from our Enterprise business increased 48.7%, as our Cyren Inbox Security solution continued to generate year-over-year sales growth.

For the nine months ended September 30, 2022, revenues declined $0.9 million, or 4.8% compared to the same period in 2021. The decrease was mainly driven by a contract reduction from our largest customer (as first disclosed in our Form 10-Q for the quarter ended September 30, 2020), which was effective in the second quarter of 2021. The revenue impact of this contract reduction was $0.7 million. Additionally, revenue was adversely impacted by customer contract expirations or renewals at lower values coupled with the end of life of several legacy products that began during 2020. These declines were partially offset by new customers added in 2021 and 2022 in our Threat InDepth and Cyren Inbox Security products.
We released Cyren Inbox Security and Threat InDepth in the second quarter of 2020. Since these product launches, we have signed numerous new customer contracts representing over $3.8 million in estimated revenue over the lives of the contracts, but due to the timing, duration and ratable nature of the contracts, we did not recognize a material amount of related revenue for the nine months ended September 30, 2022.
Cost of Revenues
For each of the three and nine months ended September 30, 2022, cost of revenues declined $0.3 million, compared to the same periods in 2021. These declines were driven by favorable foreign exchange effects. Furthermore, certain hardware and software assets that support our products became fully depreciated during the periods. These declines were partially offset by an increase in costs associated with maintaining our data center operations.
As of September 30, 2022, we employed 23 employees within cost of revenues compared to 32 employees as of September 30, 2021. Effective August 1, 2022, nine employees transitioned with Cyren GmbH as part of the Cyren GmbH Transaction.
Operating Expenses
For the three months ended September 30, 2022, operating expenses increased $0.2 million, or 2.5%, compared to the same period in 2021, driven by an increase in marketing expenses of 0.3 million, or 10.5%, partially offset by a decline in research and development, net of $0.1 million, or 1.9%, while general and administrative expenses remained relatively flat. For the nine months ended September 30, 2022, operating expenses increased $1.9 million, or 7.8%, compared to the same period in 2021, the result of increases in general and administrative expenses of $0.7 million, or 11.3%, marketing expenses of $0.6 million, or 8.2%, and research and development of $0.6 million, or 5.4%.
Research and Development, Net
For the three months ended September 30, 2022, research and development declined $0.1 million, or 1.9%, compared to the same period in 2021. This decline was largely the result of lower compensation expenses. For the nine months ended September 30, 2022, research and development increased $0.6 million, or 5.4%, compared to the same period in 2021. This increase was driven primarily by the reduction in capitalization of technology development, which has the effect of increasing expenses.
As of September 30, 2022, we employed 78 employees within research and development compared to 111 employees as of September 30, 2021. Effective August 1, 2022, 23 employees transitioned with Cyren GmbH as part of the Cyren GmbH Transaction.
Sales and Marketing
For the three months ended September 30, 2022, sales and marketing expenses increased $0.3 million, or 10.5%, compared to the same period in 2021. For the nine months ended September 30, 2022, sales and marketing expenses increased $0.6 million, or 8.2%, compared to the same period in 2021. These increases were driven by our usage of global demand generation programs and consultants in an effort to increase sales and marketing efforts to support the growth of the Cyren Inbox Security product.
As of September 30, 2022, we employed 37 employees within sales and marketing compared to 33 employees as of September 30, 2021. None of our sales and marketing personnel transitioned with Cyren GmbH as part of the Cyren GmbH Transaction.

General and Administrative
For the three months ended September 30, 2022, general and administrative expenses increased 0.7% compared to the same period in 2021. For the nine months ended September 30, 2022, general and administrative expenses increased $0.7 million, or 11.3%, compared to the same period in 2021. This increase is primarily due to an increase in expenses for outside service, consultants and legal expenses, including costs associated with the Special Meeting of the Company's shareholders held in February 2022, which accounted for a $0.4 million increase year over year.
As of September 30, 2022, we employed 19 employees in general and administrative functions compared to 27 employees as of September 30, 2021. Effective August 1, 2022, five employees transitioned with Cyren GmbH as part of the Cyren GmbH Transaction .
Other Income (Expense), Net
For the three months ended September 30, 2022, other income, net decreased $8 thousand compared to the same period in 2021. For the nine months ended September 30, 2022, other income, net decreased $7 thousand, compared to the same period in 2021.
Financial Income (Expenses), Net
For the three months ended September 30, 2022, financial income (expenses), net, increased $0.3 million compared to the same period in 2021. For the nine months ended September 30, 2022, financial income (expenses), net, increased $0.8 million compared to the same period in 2021. These increases were driven by changes in foreign exchange rates, as the significant decline in the Euro (EUR) against the U.S. dollar (USD) during 2022 caused a reduction in certain of our EUR-denominated liabilities.
Income Taxes
Effective Corporate Tax Rates
For the three and nine months ended September 30, 2022, corporate tax rates and real capital gains tax in Israel were 23%.
Cyren GmbH was subject to German tax at a consolidated rate of approximately 30%.
Other non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.
We do not provide deferred tax liabilities when we intend to reinvest earnings of foreign subsidiaries indefinitely. As of September 30, 2022, we carried no undistributed earnings of foreign subsidiaries.
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
As of December 31, 2021, Cyren Inc., our U.S. subsidiary, had net operating loss carryforwards of $42.8 million for federal tax purposes and $12.9 million for state tax purposes. These losses may offset any future U.S. taxable income of the U.S. subsidiary and will expire in the years 2022 through 2041.
Management currently believes that based upon its estimations for future taxable income, it is more likely than not that the deferred tax assets regarding the loss carryforwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided as of September 30, 2022, to reduce deferred tax assets to their realizable value.

LIQUIDITY AND CAPITAL RESOURCES
The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future. The Company intends to finance operating costs over the next twelve months through a combination of utilizing existing cash on hand, reducing operating spend, potentially divesting assets, and future issuances of equity and/or debt securities.
As of September 30, 2022, we had an accumulated deficit of $296.6 million, and cash and cash equivalents of $13.5 million. Current assets amounted to $17.9 million with current liabilities of approximately $13.9 million, resulting in working capital of $4.0 million.
For the nine months ended September 30, 2022, we recorded a net loss of $25.0 million. We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. The current cash balance and historical trend of cash used in operations along with the lack of certainty regarding a future capital raise, provides substantial doubt about our ability to continue as a going concern for the next twelve months from the date of issuance of this Quarterly Report. The inability to borrow or raise sufficient funds on commercially reasonable terms, would have serious consequences to our financial condition and results of operations.
As previously discussed, on August 1, 2022, the Company completed the Cyren GmbH Transaction and received the initial €9.4 million payment (equivalent to $9.6 million as of the closing date). Under the terms of the SPA, a holdback in the amount of €0.7 million (the "Holdback Amount") is currently held in an escrow to satisfy certain claims. The Holdback Amount, less deductions for claims against the Company, if any, will be released to the Company no later than twelve months after the closing date.
Subsequent to the closing date, the Company has paid approximately $1.4 million in expenses associated with the Cyren GmbH Transaction. Furthermore, the Company estimates that the final purchase price will be reduced by $0.4 million based on working capital and other adjustments and has accrued a current liability as of September 30, 2022The Company is using the proceeds from the sale for working capital and general corporate purposes.
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

For the nine months ended September 30, 2022, cash used in operating activities was $9.0 million as compared to cash used in operating activities of $12.5 million for the same period in 2021.
For the nine months ended September 30, 2022, the most significant factor affecting our operating cash flows was our net loss of $25.0 million, which included loss from discontinued operations of $6.9 million pertaining to the Cyren GmbH sale. Net cash used by operating activities also was the result of changes in operating lease liabilities of $1.7 million; prepaid expenses and other receivables of $1.3 million; deferred commissions of $1.2 million; and trade receivables of $0.9 million. This was partially offset by changes in deferred revenues of $6.1 million; amortization of intangible assets of $1.7 million; share-based compensation of $1.6 million; employee and payroll accruals, depreciation of $1.0 million and operating lease right-of-use asset of $0.9 million.
For the nine months ended September 30, 2021, the primary factors affecting our operating cash flows during the period were our net loss of $15.6 million, which included income from continuing operations of 0.8 million pertaining to the Cyren GmbH Transaction, and adjusted for non-cash items of $1.7 million of stock-based compensation expense, $1.0 million for amortization of our non-cash operating lease expense, $3.9 million for depreciation and amortization of our property, equipment, and intangible assets, and $0.6 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $1.2 million decrease in operating lease liabilities, a $0.6 million decrease in capitalization of deferred commissions, a $0.6 million decrease in prepaid expenses and other receivables, and a decrease in trade receivables of $2.6 million.
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
For the nine months ended September 30, 2022, net cash used in investing activities was $7.2 million, consisting primarily of the proceeds from the Cyren GmbH sale.
For the nine months ended September 30, 2021, net cash used in investing activities was $0.4 million which primarily consisted of $0.3 million for capitalization of technology and $0.1 million used to purchase property and equipment.
Our capital expenditures over the last several years consisted primarily of continued investment in research and development and purchases of property and equipment to modernize and expand our data centers and to invest in our infrastructure to support new products and facilitate the Company's growth. We anticipate that capital expenditures for 2022 will be approximately $0.2 million.
Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to the issuance of the Convertible Debentures, and the issuance of ordinary shares and warrants to fund operations, offset by the repayment of debt upon maturity.
For the nine months ended September 30, 2022, net cash generated by financing activities was $10.9 million as we issued to several institutional investors in February 2022 in a private placement, 3,129,075 ordinary shares at a purchase price of $3.835 per share (or ordinary share equivalent) and associated warrants for net proceeds of approximately $10.9 million.
For the nine months ended September 30, 2021, net cash generated by financing activities was $12.6 million as we issued to several institutional investors in February 2021, in a registered direct offering 12,000,000 of our ordinary shares at a purchase price of $1.15 per share for net proceeds of approximately $12.6 million.

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
Registration Statements
On September 21, 2018, we filed a shelf registration statement on Form F-3 with the SEC, which we converted to a Form S-3 on August 16, 2019. This registration statement enables us to issue debt securities, ordinary shares, warrants or subscription rights up to an aggregate amount of $50 million. Under the rules governing shelf registration statements, we will file a prospectus supplement with the SEC which describes the amount and type of securities being offered each time we issue securities under this registration statement. In November 2019, we issued shares as part of our rights offerings and in February 2021, we issued shares in the registered direct offering using our Form S-3 as described above. On July 28, 2022, we filed a replacement shelf registration statement on Form S-3 to replace the existing S-3 that expired on August 16, 2022.
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
Over the past several years, the Company has devoted most of its effort to research and development and increasing revenues through additional investments in sales and marketing. For the nine months ended September 30, 2022, the Company generated a net loss of $25.0 million and a negative cash flow from operating activities of $9.0 million. For the year ended December 31, 2021, the Company recorded a net loss of $23.0 million and a negative cash flow from operating activities of $16.5 million. The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are discussed in Note 2 - Significant Accounting Policies to our consolidated financial statements included in the Company’s 2021 Annual Report. There have been no significant changes to these policies for the three months ended September 30, 2022, except as described in Note 2 - Significant Accounting Policies to our condensed consolidated financial statements in this Quarterly Report. The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report.
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
December 31, 2021, 2020, no impairment losses were identified. For the three and nine months ended September 30, 2022, refer to Note 3.
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
ITEM 4. CONTROLS AND PROCEDURES
MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal accounting officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2022. Based on such evaluation, such officers have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes to our internal control over financial reporting, as defined in Securities and Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.
ITEM 1A. RISK FACTORS
No material changes have transpired in our risk factors from those disclosed in Item 1A. Risk Factors of our 2021 Annual Report and in Item 1A. Risk Factors of our quarterly reports for the periods ended March 31, 2022, and June 30, 2022.
ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification by Chief Executive and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Executive and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYREN LTD.

November 14, 2022	/s/ Brett Jackson
Brett Jackson Chief Executive and Principal Financial Officer

November 14, 2022	/s/ P. Brady Hayden
P. Brady Hayden Vice President, Finance and Accounting Principal Accounting Officer